Form 10-Q
period 2000-06-30
RESONATE INC
filed 2000-09-08
CIK 1026380

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________.

                       Commission File Number: 000-31139

                                 RESONATE INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                     94-3228496
  (State of incorporation)                         (I.R.S. Employer
                                                  Identification No.)

                            385 Moffett Park Drive
                          Sunnyvale, California 94089
                   (Address of principal executive offices)

                                (408) 548-5500
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes_____   No X___


The number of shares outstanding of the registrant's common stock as of August 31, 2000 was 26,961,457.

                                 RESONATE INC.

                                     INDEX


                                                                                                      Page
                                                                                                      ----
PART I:  Financial Information

 Item 1.  Financial Statements:

     Balance Sheets as of June 30, 2000 and December 31, 1999........................................   3

     Statements of Operations for the three and six month periods ended June 30, 2000
          and June 30, 1999..........................................................................   4

     Statements of Cash Flows for the six month periods ended June 30, 2000
          and June 30, 1999..........................................................................   5

     Notes to the Financial Statements...............................................................   6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................................  12
     Risk Factors....................................................................................  17

 Item 3.  Qualitative and Quantitative Disclosures About Market Risks................................  28

PART II:  Other Information

 Item 1.  Legal Proceedings..........................................................................  29

 Item 2.  Changes in Securities and Use of Proceeds..................................................  29

 Item 3.  Defaults Upon Senior Securities............................................................  29

 Item 4.  Submission of Matters to a Vote of Security Holders........................................  29

 Item 5.  Other Information..........................................................................  30

 Item 6. Exhibits and Reports on Form 8-K............................................................  30

Signatures...........................................................................................  31

PART I: Financial Information
Item 1: Financial Statements


                                 RESONATE INC.
                                BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                           December 31,  June 30,
                                                                                             1999         2000
                                                                                            --------   --------
                                                                                                     (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                                                 $  5,011   $  2,741
 Short-term investments                                                                       6,988      2,992
 Accounts receivable, net                                                                     3,751      5,427
 Prepaid expenses and other current assets                                                      320        362
                                                                                           --------   --------
  Total current assets                                                                       16,070     11,522

Property and equipment, net                                                                   2,160      4,143
Other assets                                                                                    156        836
                                                                                           --------   --------

   Total assets                                                                            $ 18,386   $ 16,501
                                                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Debt, current                                                                             $  1,725   $  2,297
 Accounts payable                                                                               983      1,967
 Accrued liabilities                                                                          1,635      2,307
 Deferred revenue                                                                             3,399      3,710
 Capital lease obligation, current                                                              654        691
                                                                                           --------   --------
  Total current liabilities                                                                   8,396     10,972

Debt, long-term                                                                               2,422      2,240
Capital lease obligation, long-term                                                             924        825
                                                                                           --------   --------
   Total liabilities                                                                         11,742     14,037
                                                                                           --------   --------

Mandatorily redeemable convertible preferred stock; no par value;
 10,035,328 and 12,131,185 authorized at December 31, 1999
 and June 30, 2000 (unaudited), respectively; 9,793,440
 and 10,308,108 shares issued and outstanding at December 31, 1999                           28,027     38,027
 and June 30, 2000 (unaudited), respectively
Mandatorily redeemable convertible preferred stock warrants                                     374        374
                                                                                           --------   --------
                                                                                             28,401     38,401
                                                                                           --------   --------
Stockholders' equity:
  Series A convertible preferred stock; $0.0001 par value;
     1,891,227 authorized at December 31, 1999 and June 30, 2000
     (unaudited); 1,827,472 and 1,833,852 shares issued
     and outstanding at December 31, 1999 and June 30, 2000
     (unaudited), respectively                                                                   --         --
  Common stock; $0.0001 par value; 50,000,000 authorized at
     December 31, 1999 and June 30, 2000 (unaudited);
     7,847,454 and 8,516,915 shares issued and outstanding at
     December 31, 1999 and June 30, 2000 (unaudited), respectively                                1          1
  Additional paid-in capital                                                                 29,371     43,302
  Notes receivable from stockholders                                                           (755)    (1,055)
  Unearned stock-based compensation                                                         (18,948)   (22,597)
  Accumulated deficit                                                                       (31,426)   (55,588)
                                                                                           --------   --------
   Total stockholders' equity                                                               (21,757)   (35,937)
                                                                                           --------   --------

   Total liabilities and stockholders' equity                                              $ 18,386   $ 16,501
                                                                                           ========   ========

    The accompanying notes are an integral part of the Financial Statements.

                                 RESONATE INC.
                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                     -----------------------        ---------------------
                                                       1999          2000             1999         2000
                                                     --------     ----------        --------    ---------
Revenue:
 Product                                             $  1,498     $    3,518        $  2,878    $   6,250
 Services                                                 496          1,161             708        2,098
                                                     --------     ----------        --------    ---------
  Total revenue                                         1,994          4,679           3,586        8,348

Cost of revenue:
 Product                                                   19             77              34          101
 Services (excluding stock-based
  compensation of $16, $437, $24
  and $856, respectively)                                 127          1,403             244        2,219
                                                     --------     ----------        --------    ---------

  Total cost of revenue                                   146          1,480             278        2,320
                                                     --------     ----------        --------    ---------

Gross profit                                            1,848          3,199           3,308        6,028

Operating expenses:
 Research and development (excluding
  stock-based compensation of $229,
  $1,008, $354 and $1,988, respectively)                1,320          3,048           2,595        6,049
 Sales and marketing (excluding stock-based
  compensation of $339, $1,559, $501 and
  $2,948, respectively)                                 2,268          6,220           4,396       12,969
 General and administrative (excluding stock-
  based compensation of $365, $1,208, $727
  and $2,357, respectively)                               760          1,408           1,415        2,899
 Amortization of unearned compensation                    949          4,212           1,606        8,149
                                                     --------     ----------        --------    ---------
  Total operating expenses                              5,297         14,888          10,012       30,066
                                                     --------     ----------        --------    ---------

Loss from operations                                   (3,449)       (11,689)         (6,704)     (24,038)
Interest and other expense, net                          (114)           (39)           (124)        (124)
                                                     --------     ----------        --------    ---------

Net loss                                             $ (3,563)    $  (11,728)       $ (6,828)   $ (24,162)
                                                     ========     ==========        ========    =========

Net loss per share:
  Basic and diluted                                  $  (0.72)    $    (1.77)       $  (1.51)   $   (3.75)
                                                     ========     ==========        ========    =========

  Weighted average shares                               4,937          6,613           4,517        6,437
                                                     ========     ==========        ========    =========

   The accompanying notes are an integral part of the Financial Statements.

                                 RESONATE INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1999        2000
                                                          --------   ----------
Cash flows from operating activities:
  Net loss                                                $ (6,828)  $  (24,162)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                              313          880
    Provision for doubtful accounts                             --          305
    Stock-based compensation                                 1,606        8,149
    Issuance of stock options for services                     291          674
    Warrant related non-cash interest expense                   63           62
  Changes in assets and liabilities:
    Accounts receivable                                     (1,096)      (1,981)
    Prepaid expenses and other current assets                  136          (42)
    Other assets                                               (41)        (680)
    Accounts payable                                           (54)         984
    Accrued liabilities                                        460          672
    Deferred revenue                                         1,117          775
                                                          --------   ----------
       Net cash used in operating activities                (4,033)     (14,364)
                                                          --------   ----------

Cash flows from investing activities:
  Purchase of property and equipment                            --       (2,542)
  Proceeds from disposal of property and equipment              44           --
  Sale (purchase) of short-term investments                     --        3,996
                                                          --------   ----------
      Net cash used in investing activities                     44        1,454
                                                          --------   ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                   4,910        1,243
  Repayments of long-term debt                                (338)        (907)
  Principal payments under capital lease obligations           (65)        (391)
  Proceeds from issuance of mandatorily redeemable
    convertible stock, net of issuance costs                12,783       10,000
  Proceeds from exercise of Series A convertible
    preferred stock warrant                                     --            7
  Proceeds from issuance of common stock upon exercise
    of stock options                                            35          688
                                                          --------   ----------
     Net cash provided by financing activities              17,325       10,640
                                                          --------   ----------

Net increase (decrease) in cash and cash equivalents        13,336       (2,270)
Cash and cash equivalents at beginning of period             4,322        5,011
                                                          --------   ----------
Cash and cash equivalents at end of period                $ 17,658   $    2,741
                                                          ========   ==========

   The accompanying notes are an integral part of the Financial Statements.

                                 RESONATE INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Resonate Inc. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full year. These financial statements and notes to the financial statements should be read in conjunction with the financial statements and the notes to the financial statements contained in our Registration Statement on Form S-1 (File No. 333-31730) filed with the Securities and Exchange Commission.

     The results of operations for the three-months and six-months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2000.

Note 2. Summary of Significant Accounting Policies

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Revenue recognition

     We derive revenue from licenses of our software and related services, which include implementation and integration services, technical services, training and consulting. Revenue is recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery and installation has occurred. We generally recognize revenue under the residual method as prescribed by Statement of Position No. 97-2 " Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP No. 97-2 with Respect for Certain Transactions" whereby revenue is allocated to each undelivered element based upon the fair value of each element when sold separately and the residual amount is then allocated to the delivered element.

     We have also entered into a limited number of contracts which involve significant implementation or customization essential to the functionality of our product. Product and services revenue under such arrangements is recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. We classify revenue from these arrangements as product and services revenue, respectively, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

     Product revenue from existing reseller arrangements is recognized when reported by the reseller upon re-licensing of our software to end-users. Our agreements with our customers and resellers do not contain product return rights.

                                 RESONATE INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. No revenue had been recognized under such arrangements for 1999. During the three-months and six-months ended June 30, 2000, revenue recognized under such arrangements has not been significant.

     Services revenue consists of professional services and maintenance fees. Professional services primarily consist of software installation and integration, consulting and training. Professional services revenue is recognized as such services are performed. Services revenue from maintenance agreements, which include services such as technical product support and unspecified product upgrades, are recognized ratably over the term of the agreement, generally one year.

     Concentration of credit risk

     Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. We limit our exposure to credit loss by placing our cash, cash equivalents and short-term investments with major financial institutions. Our accounts receivable are derived from revenue earned from customers located primarily in the U.S., and to a lesser extent, in Brazil, Canada, Europe and Japan. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     During the three-months ended June 30, 2000, one customer accounted for 20% of our total revenue. During the six-month ended June 30, 2000, one customer accounted for 12% of our total revenue. During the three-months and six-months ended June 30, 1999, no individual customer accounted for more than 10% of our total revenue. At June 30, 2000, one individual customer accounted for 14% of our total accounts receivable. At December 31, 1999, one individual customer accounted for 16% of our total accounts receivable.

     Net Loss Per Share

     We compute net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase.

                                 RESONATE INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods presented (in thousands, except per share amounts):

                                                                                Three Months Ended            Six Months Ended
                                                                                      June 30,                     June 30,
                                                                                ------------------           -------------------
                                                                                   1999      2000              1999       2000
                                                                                -------   --------           --------   --------
Numerator:
     Net loss                                                                   $(3,563)  $(11,728)           $(6,828)  $(24,162)
                                                                                =======   ========            =======   ========

Denominator:
     Weighted average shares                                                      6,310      8,463              5,890      8,287
     Weighted average Common Stock subject to repurchase                         (1,373)    (1,850)            (1,373)    (1,850)
                                                                                -------   --------            -------   --------

Denominator for basic and diluted calculation                                     4,937      6,613              4,517      6,437
                                                                                -------   --------            -------   --------

Basic and diluted net loss per share                                            $ (0.72)  $  (1.77)           $ (1.51)  $  (3.75)
                                                                                =======   ========            =======   ========

     The following table sets forth the weighted average potential shares of Common Stock that are not included in the basis and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive for the periods presented (in thousands):

                                                                         Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                          -----------------            --------------
                                                                            1999       2000             1999    2000
                                                                          ------     ------            ------  ------
Weighted average effect of common stock equivalents:
     Series A Preferred Stock                                              1,815      1,834             1,815   1,832
     Series B Preferred Stock                                              3,856      3,856             3,856   3,856
     Series C Preferred Stock                                              3,230      3,230             3,230   3,230
     Series D Preferred Stock                                                234      2,707               116   2,707
     Series E Preferred Stock                                                 --        515                --     267
     Warrants to purchase Series A Preferred Stock                            76         60                76      59
     Warrants to purchase Series B Preferred Stock                             3          3                 3       3
     Warrants to purchase Series C Preferred Stock                           197        213               176     213
     Warrants to purchase Common Stock                                        66        134                66     100
     Employee stock options                                                1,776      2,816             1,644   2,779
     Common Stock subject to repurchase agreements                         1,373      1,850             1,373   1,850
                                                                          ------     ------            ------  ------
                                                                          12,626     17,218            12,355  16,896
                                                                          ======     ======            ======  ======

     Comprehensive Income

     We account for comprehensive income under the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standard for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner resources. During the period presented, we did not have any transactions that are required to be reported in comprehensive income.

                                 RESONATE INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

     Segment Information

     We adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." We identify our operating segment based on business activities, management responsibility and geographic location. During the period presents, we operated in a single business segment.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter ending June 30, 2000. We adopted SFAS 133 during the quarter ended June 30, 2000. We have not engaged in hedging activities or invested in derivative instruments and accordingly the implementation of SFAS 133 does not have a material effect on our financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 has not had a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB 101.

                                 RESONATE INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

Note 2. Supplemental Cash Flow Information (in thousands):

                                                                   Six Months Ended
                                                                       June 30,
                                                              -----------------------
                                                               1999              2000
                                                              -----             -----
Supplemental cash flow information:
  Cash paid for interest                                     $ 161              $ 311
                                                             =====              =====

Supplemental non-cash investing and financing activity:
   Issuance of warrants to purchase Series C mandatorily
      redeemable convertible preferred stock in
      connection with subordinated debt                      $ 259              $  --
                                                             =====              =====
   Issuance of warrants to purchase common stock in
      connection with strategic partnership                  $  --              $ 254
                                                             =====              =====

  Capital lease obligations                                  $ 494              $ 322
                                                             =====              =====

  Common Stock issued in exchange for notes receivable       $ 535              $ 300
                                                             =====              =====

Note 3. Financing Arrangements

     In June 2000, we combined our three equipment lines of credit into a single equipment line of credit, which permits borrowings of up to $3 million. The balances of the three equipment lines of credit totaling $380,831 at June 30, 2000 are due under the new equipment line of credit in equal monthly installments of $31,736 comprising principal, through May 2001 bearing interest at the bank's prime rate plus 0.5% (10% at June 30, 2000). New borrowings under the new equipment line of credit are subject to interest only at the bank's prime rate plus 0.5% until May 2001 at which time the principal will be due in 36 equal monthly installments plus interest. In addition, we have a $5 million accounts receivable line of credit that bears interest at the bank's prime rate plus 0.25% (9.75% at June 30, 2000). The accounts receivable line of credit expires in May 2001. Borrowings under the accounts receivable line of credit are limited to 80% of eligible accounts receivable.


Note 4. Private Placement

     In March 2000, we completed a private placement and issued 514,668 shares of Series E Preferred Stock ("Series E") at $19.43 per share for net proceeds of approximately $10 million. All shares of Series E were automatically converted into 514,668 shares of our common stock upon the closing of our initial public offering in August 2000.

Note 5. Employee Benefit Plans

     2000 Equity Incentive Plan

     In March 2000, our Board of Directors adopted, subject to stockholder approval, the 2000 Stock Plan and the 2000 Employee Stock Purchase Plan, which became effective upon the our initial public offering in August 2000. Each plan will be administered by the Board or by a committee of the Board.

                                 RESONATE INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

     A total of 3,200,000 shares of common stock are authorized and reserved for issuance under the 2000 Stock Plan ("Stock Plan"), and the cumulative number of shares authorized for issuance will be increased annually to the lessor of:

     .    1,500,000 shares;
     .    5% of the outstanding shares on such date; or
     .    a lessor amount to be determined by the Board.

The Stock Plan allows awards to be granted in the form of incentive stock options, nonstatutory stock options and stock purchase rights. Unless terminated sooner by the Board, the Stock Plan will terminate automatically in 2010.

     Employee Stock Purchase Plan

     A total of 1,000,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan ("ESPP"), plus annual increases equal to the lessor of:

     .    750,000 shares;
     .    2.5% of the outstanding shares on such date; or
     .    a lessor amount to be determined by the Board.

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant's gross earnings and commissions, but not the exceed the established maximum. Such amounts are applied to the purchase from the Company of shares of common stock at the end of each offering period at a price which is generally 85% of the lower of the fair market value of the common stock at the beginning or at the end of the offering period. The plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The plan will terminate in 2010.

Note 6. Subsequent Events

     Private Placement

     In July 2000, we completed a private placement and issued 1,389,603 Series F Preferred Stock ("Series F") at $19.43 per share for net proceeds of approximately $27 million. All shares of Series F were automatically converted into 1,607,142 shares of our common stock upon the closing of our initial public offering in August 2000. Upon completion of our initial public offering, we recorded a charge to additional paid in capital of $6.8 million representing the fair value of the beneficial conversion feature of Series F.

     Reincorporation

     We reincorporated into a Delaware Corporation effective on July 25, 2000.

     Initial Public Offering

     Effective August 2, 2000, we issued 4,000,000 shares of our common stock at an initial public offering price of $21.00 per share. Also sold in this offering were 600,000 shares sold upon the exercise of the underwriters' overallotment option. The proceeds from the offering, net of offering costs were approximately $88.4 million. Concurrent with the closing of our initial public offering, each outstanding share of our convertible preferred stock was automatically converted into common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These forward-looking statements are typically denoted in this report by the phrases "anticipates," "believes," "expects," "plans," and similar phrases. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences are discussed in this item under the heading "Risk Factors" on page 17 of this report and the risks discussed in our other Securities and Exchange Commission filings.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to the financial statements included under Item 1 beginning on page 3 of this report, our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on August 2, 2000 and "Risk Factors" on page 17 in this report.

OVERVIEW

     We develop and market a family of software products and services that ensure high levels of availability and performance for Internet, intranet and extranet applications. Our family of software products integrates network traffic management and systems monitoring and management functions, which together provide real-time monitoring, reporting and automated service level control of eBusiness applications. We call the collection of capabilities that our products provide Internet services management.

     Resonate was founded in July 1995 and began substantive operations in April 1996. From April 1996 through the first quarter of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product, Central Dispatch, and first generated revenue from software license fees and implementation and consulting fees, in the first quarter of 1997. We released our Global Dispatch software product in the first quarter of 1998 and our Commander software product in the third quarter of 1999. In the six months ended June 30, 2000, we derived approximately 86% of our product revenue from our Central Dispatch product. Although our revenue increased in each quarter during 1999 and in the first six months of 2000, we incurred significant costs to develop our technology, products and services, to continue the recruitment of research and development personnel, to build a sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount increased from 42 at December 31, 1997 to 226 at June 30, 2000.

  We market and sell our software products through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value added resellers, web hosting services and system integrators. We have derived, and expect to continue to derive a significant portion of our sales in both channels from customers that have significant relationships with third-party system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. To date, revenue from these reseller arrangements has been insignificant.

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue for the periods indicated.


                                                              Three Months Ended    Six Months Ended
                                                                    June 30,             June 30,
                                                              ------------------   ------------------
                                                                1999       2000     1999       2000
                                                              -------    -------   -------    -------
Revenue:
   Product                                                       75.1%      75.2%     80.3%      74.9%
   Services                                                      24.9       24.8      19.7       25.1
                                                              -------    -------   -------    -------
     Total revenue                                              100.0      100.0     100.0      100.0
                                                              -------    -------   -------    -------
Cost of revenue:
   Product                                                        0.9        1.6       0.9        1.2
   Services                                                       6.4       30.0       6.8       26.6
                                                              -------    -------   -------    -------
     Total cost of revenue                                        7.3       31.6       7.7       27.8
                                                              -------    -------   -------    -------
Gross profit                                                     92.7       68.4      92.3       72.2
                                                              -------    -------   -------    -------
Operating expenses:
   Research and development                                      66.1       65.2      72.4       72.5
   Sales and marketing                                          113.6      132.9     122.6      155.4
   General and administrative                                    38.1       30.1      39.5       34.7
   Stock-based compensation                                      47.5       90.0      44.8       97.6
                                                              -------    -------   -------    -------
     Total operating expenses                                   265.3      318.2     279.3      360.2
                                                              -------    -------   -------    -------
Loss from operations                                           (172.6)    (249.8)   (187.0)    (288.0)
Interest and other income (expense), net                         (5.7)      (0.9)     (3.5)      (1.5)
                                                              -------    -------   -------    -------
Net loss                                                      (178.3)%   (250.7)%  (190.5)%   (289.5)%
                                                              =======    =======   =======    =======

Revenue

     Our total revenue was $2.0 million for the three months ended June 30, 1999 and $4.7 million for the three months ended June 30, 2000. Our total revenue was $3.6 million for the six months ended June 30, 1999 and $8.3 million for the six months ended June 30, 2000. Total revenue was comprised of sales of software products and related service fees from implementation, consulting, training and support. Product revenue was $1.5 million or 75.1% of total revenue for the three months ended June 30, 1999 and $3.5 million or 75.2% of total revenue for the three months ended June 30, 2000. Product revenue was $2.9 million or 80.3% of total revenue for the six months ended June 30, 1999 and $6.3 million or 74.9% of total revenue for the six months ended June 30, 2000. Services revenue was $496,000 or 24.9% of total revenue for the three months ended June 30, 1999 and $1.2 million or 24.8% of total revenue for the three months ended June 30, 2000. Services revenue was $708,000 of 19.7% of total revenue for the six months ended June 30, 1999 and $2.1 million or 25.1% of total revenue for the six months ended June 30, 2000. The increases in our revenue were due to the introduction of Commander in the third quarter of 1999, increased investment in our sales and marketing organizations, establishment of additional distribution partners and increases in additional sales to existing customers.

     Revenue is recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery and installation has occurred. We generally recognize revenue under the residual method as prescribed by Statement of Position No. 97-2 " Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP No. 97-2 with Respect for Certain Transactions" whereby revenue is allocated to each undelivered element based upon the fair value of each element when sold separately and the residual amount is then allocated to the delivered element.

     We have also entered into a limited number of contracts which involve significant implementation or customization essential to the functionality of our product. Product and services revenue under such arrangements is recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. We classify revenue from these arrangements as product and services revenue, respectively, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

     Product revenue from existing reseller arrangements is recognized when reported by the reseller upon re-licensing of our software to end-users. Our agreements with our customers and resellers do not contain product return rights.

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable.

     Services revenue consists of professional services and maintenance fees. Professional services primarily consist of software installation and integration, consulting and training. Professional services revenue is recognized as such services are performed. Services revenue from maintenance agreements, which include services such as technical product support and unspecified product upgrades, are recognized ratably over the term of the agreement, generally one year.

     No individual customer accounted for more than 10% of our total revenue for the three months and six months ended June 30, 1999. One customer, Charles Schwab & Co., accounted for 20% of our total revenue for the three months ended June 30, 2000 and 12% of our total revenue for the six months ended June 30, 2000.


Cost of Revenue

     Cost of revenue was $146,000 or 7.3% of total revenue for the three months ended June 30, 1999 and $1.5 million or 31.6% of total revenue for the three months ended June 30, 2000. Cost of revenue was $278,000 or 7.7% of total revenue for the six months ended June 30, 1999 and $2.3 million or 27.8% for the six months ended June 30, 2000. Substantially all of the increased cost of services resulted from the hiring of additional employees necessary to provide technical support, training and consulting. From June 30, 1999 to June 30, 2000, professional services personnel increased from 5 to 31. We believe that costs of sales will continue to increase as we continue to invest in our professional services organization.


Operating Expenses

     Research and Development

     Research and development expenses increased from $1.3 million or 66.1% of total revenue for the three months ended June 30, 1999 to $3.0 million or 65.2% of total revenue for the three months ended June 30, 2000. Research and development expenses increased from $2.6 million or 72.4% for the six months ended June 30, 1999 to $6.0 million or 72.5% for the six months ended June 30, 2000. Substantially all of the increase in research and development expenses was related to an increase in the number of software engineers and other technical staff as well as costs attributable to consultants due to the lag between our need for engineering personnel and our ability to hire full-time employees. Research and development personnel grew from 40 to 69 from June 30, 1999 to June 30, 2000. We believe that research and development expenses will continue to increase as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing

     Sales and marketing expenses increased from $2.3 million or 113.6% of total revenue for the three months ended June 30, 1999 to $6.2 million or 132.9% of total revenue for the three months ended June 30, 2000. Sales and marketing expenses increased from $4.4 million or 122.6% of total revenue for the six months ended June 30, 1999 to $13.0 million or 155.4% of total revenue for the six months ended June 30, 2000. Approximately 60% of the increase in sales and marketing expenses was due to personnel-related expenses, recruiting fees and travel expenses. Sales and marketing personnel increased from 36 at June 30, 1999 to 96 at June 30, 2000. An additional 20% of the increase related to increased spending for marketing activities, including trade shows, advertising and other promotional expenses. The remaining increase was attributed to related facility and equipment costs. We believe that sales and marketing expenses will continue to increase as we continue to expand our sales and marketing staff.

     General and Administrative

     General and administrative expenses increased from $760,000 or 38.1% of total revenue for the three months ended June 30, 1999 to $1.4 million or 30.1% of total revenue for the three months ended June 30, 2000. General and administrative expenses increased from $1.4 million or 39.5% of total revenue for the six months ended June 30, 1999 to $2.9 million or 34.7% of total revenue for the six months ended June 30, 2000. Increased salaries for executive, finance and administrative personnel accounted for approximately 43% of the increase, and costs incurred for recruiting and other consulting accounted for another 37% of the increase. From June 30, 1999 to June 30, 2000, general and administrative personnel increased from 14 to 30. The decrease in general and administrative expenses as a percentage of total revenue results from total revenue increasing at higher rate than general and administrative expenses. We believe that general and administrative expenses will increase in absolute dollars as we continue to expand our operations.

     Stock-based Compensation

     Stock-based compensation consists of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. We recorded aggregate deferred compensation of $11.6 million in the six months ended June 30, 2000. Of the deferred compensation, $949,000 or 47.5% of total revenue was amortized during the three months ended June 30, 1999 and $4.2 million or 90% of total revenue during the three months ended June 30, 2000. During the six months ended June 30, 1999, $1.6 million or 44.8% of total revenue was amortized and $8.1 million or 97.6% of total revenue was amortized during the six months ended June 30, 1999.


Interest Expense, net

     For the three months ended June 30, 1999, we incurred interest expense of approximately $169,000 compared to $176,000 for the three months ended June 30, 2000. These interest expense amounts were partially offset by interest income of $55,000 for the three months ended June 30, 1999 and $138,000 for the three months ended June 30, 2000. For the six months ended June 30, 1999, we incurred interest expense of approximately $224,000 compared to $374,000 for the six months ended June 30, 2000. These interest expense amounts were partially offset by interest income of $100,000 for the three months ended June 30, 1999 and $255,000 for the three months ended June 30, 2000. Interest expense increased primarily as a result of additional borrowings during 1999. The increases in interest income were due to higher cash balance from the proceeds of our sales of preferred stock in June and August 1999 and March 2000.

Liquidity and Capital Resources

     We funded our operations through June 30, 2000, primarily through private placements of equity securities and, to a lesser extent, revenue, subordinated debt and lines of credit. Through June 30, 2000, we have raised a total of $41.5 million through equity financing.

     We have two subordinated debt facilities with a lending institution under which we are entitled to borrow up to $3.5 million and $1.5 million. At June 30, 2000, $2.2 million and $880,000 were outstanding under these facilities. These facilities expire in March and June 2002. Interest on the subordinated debt facilities is fixed between 12.0% and 12.5%. All borrowings under the subordinated debt facilities are secured by substantially all of our assets after the rights of senior creditors, and we cannot maintain more than $3.0 million of senior debt without approval of the lender. As of June 30, 2000, obligations under subordinated debt were $780,000 in 2000, $1.7 million in 2001 and $585,000 in 2002.

     We maintain an equipment line of credit with a commercial bank. The line of credit, expiring in June 2002, permits us to borrow up to $3 million at the bank's prime rate plus 0.5%, resulting in a rate of 10.0% at June 30, 2000. As of June 30, 2000, obligations under our equipment line of credit were $398,000 in 2000, $605,000 in 2001, $414,000 in 2002 and $207,000 in 2003.

     We also maintain a working capital line of credit in the amount of $5.0 million, with the same commercial bank, that expires in May 2001 and bears interest at the bank's prime rate plus 0.25 %, resulting in a rate of 9.75% at June 30, 2000. As of June 30, 2000, there were no borrowings outstanding under this line of credit.

     Net cash used in operating activities during the six months ended June 30, 2000 was $14.4 million and was attributable to a net loss of $15.3 before stock based compensation charges of $8.1 million and charges for stock issued for services of $674,000. Cash provided by operating activities resulted from an increase in accounts payable of $984,000 and accrued liabilities of $672,000, deferred revenue of $775,000 as well as increased depreciation and amortization. These increases were partially offset by increase in accounts receivable of $2.0 million and other assets of $680,000.

     Net cash used in investing activities during the six months ended June 30, 2000 was $1.5 million and resulted from the sale of $4.0 million in investments, offset by purchases of property and equipment of $2.5 million.

     Net cash provided by financing activities totaled $10.6 million and resulted from the sale of Series E preferred stock at a price of $19.43 per share for an aggregate purchase price of approximately $10 million and proceeds from the exercise of stock options.

     As of June 30, 2000, our principal sources of liquidity included $5.7 million of cash, cash equivalents and investments. Capital expenditures, including those under capital leases, were $2.5 million for the six months ended June 30, 2000. Our capital expenditures consist primarily of purchases of computer equipment and software, furniture and fixtures and leasehold improvements. We anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations infrastructure and personnel. For the remainder of 2000, we anticipate that our capital expenditures will be at least $4.0 million.

     As of June 30, 2000, our principal commitment consisted of obligations under our operating and capital leases. Future lease commitments for our office facilities and equipment are $1.3 million in 2000, $1.3 million in 2001, $947,000 in 2002 and $547,000 in 2003.

     In July 2000, we sold 1,389,603 shares of Series F preferred stock at a price per share of $19.43 for an aggregate purchase price of approximately $27 million in a private placement. The shares of Series F were automatically converted into 1,607,142 shares of common stock upon the closing of our initial public offering in August 2000.

     In August 2000, we issued 4,000,000 shares of our common stock at an initial public offering price of $21.00 per share. Also sold in this offering were 600,000 shares sold upon the exercise of the underwriters' overallotment option. The proceeds from the offering, net of offering costs were approximately $88.4 million.

     We believe that the net proceeds from our initial public offering, our sale of Series F preferred stock, our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

RISK FACTORS

     This report contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us:

We only began substantive operations in April 1996 and, as a result, it is difficult to forecast our future operating results.

     We were incorporated in July 1995 and had no substantive operations until April 1996. As a result, we have a limited operating history that makes it difficult to forecast our future operating results. In addition, the revenue and income potential of our business and market are unproven. Risks and difficulties typically encountered by companies in their early stages of development, particularly those in new and rapidly evolving markets such as ours, include our ability to:

     . Successfully develop, commercialize and achieve significant market acceptance of our current and next generation of products

     . Develop and maintain strong relationships with server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators

     .  Expand our domestic and international sales efforts

     . Continue to attract and retain qualified personnel, particularly in the areas of sales, marketing and engineering

     .  Manage growing operations

We have a history of losses, expect to continue to incur significant operating expenses and losses in the future, and may never achieve or sustain profitability.

     We have experienced operating losses in each quarterly and annual period since our inception in 1995, and we expect to continue to incur significant operating expenses and losses for the foreseeable future. We cannot predict when we will be profitable, if at all. We may never achieve future revenue growth or achieve or sustain profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. If we continue to incur net losses and never attain profitability, our stock price will suffer.

     We intend to substantially increase our operating expenses, particularly expenses relating to expanding our sales and marketing activities and our direct sales force, adding to the number of relationships within our indirect distribution channels and increasing levels of research and development. As a result, we will need to generate significant additional revenue to achieve and maintain profitability in the future. Moreover, failure to achieve and sustain significant increases in our quarterly net sales could cause us to curtail planned increases in our operating expenses, which would adversely impact our ability to grow our business.

The planned expansion of our direct sales force will involve significant expense to us, and may not succeed.

     During 2000, we have and expect to continue to, substantially increase the number of our direct sales personnel to both support and develop leads for our indirect distribution channels and increase the direct sale of our products. This expansion will significantly increase personnel costs and related expenditures. We do not expect new sales personnel to be productive immediately, and we cannot assure that costs of this expansion will not exceed the revenue generated by the new sales personnel. We also cannot assure that we will be successful in hiring our target number of sales personnel.

Our quarterly operating results may fluctuate significantly, and may be subject to seasonality, which may cause our stock price to fall.

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. Factors that could cause our operating results to fluctuate include:

     .  Changes in the mix of products and services we sell

     . The timing of the development and release of enhanced versions of Central Dispatch, Commander, Global Dispatch, Enterprise Service Console and Resonate Managed Services, as well as future product enhancements and new products

     . Deferrals of customer orders in anticipation of product enhancements or new products

     . Announcement or market acceptance of new products or product enhancements offered by our competitors

     .  The mix of channels through which we sell our products

     . The timing and amount of orders from companies who sell our products through our indirect distribution channel

     . General economic conditions specific to the Internet services management industry

     Because of these factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. Our operating results will likely be below the expectations of public market analysts and investors in some future quarter or quarters. If this occurs, the price of our common stock will probably decline.

     A delay in anticipated sales beyond the end of a particular quarter may harm our results of operations for that quarter. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends, and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, we may suffer unexpected losses because only a small portion of our expenses varies with our revenue.

     We expect to experience seasonality in the sales of our software products. For example, we expect that sales may decline during summer months, particularly in Europe. We also anticipate that sales may be lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business because our growth may have largely overshadowed this seasonality in recent periods.

If we fail to successfully educate potential customers regarding the benefits of our Internet services management solutions, our ability to sell our products and grow our business will be severely limited.

     Our future success depends on widespread commercial acceptance of our products. The market for Internet services management solutions is relatively new and rapidly evolving. If we are unable to educate our potential customers, and the market in general, of the advantages of our software based Internet services management solutions over hardware based server load balancing products and network system management products, our ability to sell our products will be severely limited. Rather than utilizing comprehensive Internet services management solutions, most web data center administrators manage their services by adding servers and interconnecting a variety of single function systems and traffic management tools. In addition, our competitors offer a wide variety of hardware or software products that purport to serve the needs addressed by our products. Our ability to increase revenue in the future depends on the extent to which our potential customers recognize the value of our integrated Internet services management solutions. The acceptance of our products and services may also be hindered by:

     . The reluctance of our prospective customers to replace or supplement their current networking products, which may be supplied by more established vendors, with our products

     . The emergence of new technologies or industry standards, which could cause our products to be less competitive or obsolete

     In addition, because the market for Internet services management solutions is in an early stage of development, we cannot accurately assess the size of the market, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products that could address those needs, and establishing a distribution strategy for these products.

If our Central Dispatch, Commander, Global Dispatch, Enterprise Service Console or Resonate Managed Services products or other new products or product enhancements fail to achieve customer acceptance, our growth and revenue will be limited.

     Rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards characterize our industry. Our existing products will be rendered less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand or ensure that they interoperate with current and emerging networking technologies. The success of our products will depend on factors including:

     . Their ability to meet customer needs and expectations regarding features and performance

     . Our ability to accurately anticipate industry trends and changes in technology standards

     .  Timely completion and introduction of new product designs and features

     Further, because the market is new for products that facilitate the efficient processing of data and transactions across computer networks, potential customers in this market may be confused or uncertain about the relative merits of these products or which product to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from purchasing our products, which could limit our growth and revenue.

Our sales of Central Dispatch generated approximately 86% of our product revenue in the first six months of 2000, and a decline in our sales of Central Dispatch could materially harm our results of operations.

     In the first half of 2000, we derived approximately 86% of our product revenue from sales of our Central Dispatch product, and we expect to derive a significant portion of our revenue from sales of Central Dispatch for at least the next two years. Our ability to sell Central Dispatch depends upon its ability to solve critical network performance and availability problems of our customers. If Central Dispatch is unable to solve these problems for our customers, our ability to maintain our existing customer base and to obtain new customers for Central Dispatch will be adversely impacted, which would result in a substantial loss of revenue or an inability to grow our revenue.

Our ability to grow Resonate Managed Services will depend upon the willingness of customers to outsource Internet management services.

     We only recently introduced Resonate Managed Services, and we have derived almost no revenue from Resonate Managed Services. Potential customers may be unwilling to outsource monitoring and service level control of their eBusiness applications and the infrastructure that supports them. For example, potential customers may be reluctant to give our professional services engineers the ability to adjust configuration of their infrastructure. Furthermore, it is difficult for us to evaluate the extent to which potential customers will be willing to outsource these functions due to the limited time period during which we have been offering Resonate Managed Services. Should this occur, our ability to grow our business may be harmed.

Our ability to grow our business depends upon increased demand for our products from corporate enterprises and the extent to which our products can accommodate the needs of corporate enterprises.

     We derive a substantial portion of our revenue from companies that operate their business primarily or exclusively through their public web site, commonly known as "dot.com" companies. We cannot assure that corporate enterprises, who typically operate in more complicated information technology environments will widely adopt Internet services management solutions to facilitate their data and transaction processing needs. Our ability to grow our business will depend upon the extent to which corporate enterprises adopt Internet services management solutions. Moreover, if corporate enterprises require significantly different product features for our Internet services management solutions than our dot.com customers, whether as a result of choosing to outsource some or all of their applications to applications service providers or otherwise, we will be required to enhance or modify our products in this manner, we could incur delays in introducing enhanced or modified versions of our products, delays in capturing enterprise customers and significant expense. Any of these alternatives will limit our ability to grow our business and could result in higher net losses.

We derive substantially all of our revenue through the sale of upfront licenses of our software products, and alternative business models employed by competition could erode our product pricing.

     If alternative business methods of delivering the capabilities of our software products are developed by competition, they may substantially erode the price which we can charge for our products. These alternative methods include bundling these capabilities through a subscription model by application service providers.

Our markets are highly competitive, our customers may choose to purchase our competitors products, and we cannot assure that we will be able to compete effectively.

     Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors for our Central Dispatch and Global Dispatch products include several companies offering hardware-based server load balancing such as Alteon Web Systems, Arrowpoint Communications, Cisco Systems, F5 Networks, Foundry Networks and Microsoft. These competitors have significantly greater financial, technical, marketing, service and other resources than we do.

     In the future, increased competition for our Commander and Enterprise Service Console products may come from providers of systems management products, including Tivoli Systems, BMC Software and others, and from providers of network management products, such as Micromuse and Visual Networks. As these providers enhance their products to meet the needs and requirements of Internet deployed applications and services, potential customers may choose their products over our solutions.

     We expect to continue to face additional competition as new participants enter the traffic or systems management markets. In addition, other large companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate a load balancing or traffic management component into existing products in a manner that discourages users from purchasing our products. In addition, our competitors may choose to significantly reduce the prices in order to remain competitive. This price reduction could significantly lower our revenue or increase our operating losses.

     Our competitors may respond more quickly to emerging technologies than we do. We may lose customers to competitors if we are not able to respond to requests for additional features in a timely fashion. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.

Our sales cycle is lengthy and unpredictable, involving significant expense and effort by us in advance of product orders, and may cause our operating results to fluctuate, which could result in volatility in the price of our stock.

     The typical sales cycle of our Internet services management products can be lengthy and unpredictable and involves significant capital investment decisions by prospective customers, as well as education of potential customers regarding the benefits of our software-based solutions. The sales cycle for our products has ranged from one to three months for sales to smaller customers to up to one year or more for sales to large, established enterprises. If sales forecasted from specific customers for a particular quarter are not realized in that quarter, we may be unable to compensate for the revenue shortfall causing our operating results to vary significantly from quarter to quarter. A significant variation in our quarterly results could result in volatility in our stock price. Customers frequently begin by evaluating our products on a limited basis before deciding to purchase them. Generally, customers consider a wide range of issues before committing to purchase our products, including product benefits, ability to interoperate with their networking equipment and product reliability. While potential customers are evaluating a purchase of our products, we may incur substantial sales and marketing expenses and expend significant management effort. The result of making these expenditures with no corresponding revenue in any given quarter could further exacerbate our quarterly fluctuations and our stock price volatility.

We rely on our relationships with a limited number of third parties to implement and promote our software platform, and if these relationships fail, our revenue or our ability to grow our revenue may decrease.

     We depend upon our relationships with Hewlett-Packard, IBM and Sun Microsystems to help distribute and market our products. Although we have developed distribution and marketing relations with these three companies and a limited number of other server system vendors, independent software vendors, application service providers, value-added resellers, systems integrators and web hosting services, we cannot control the amount or timing of resources that these third parties devote to our business. We cannot assure you that the third parties who currently market our products will do so effectively, and we may not be able to maintain our existing relationships with these third parties. In addition, our arrangements with third parties typically do not restrict them from working with our competitors. In the event one or more of these third parties were to acquire or significantly increase their relationships with our competitors, their incentive to continue to devote their resources to selling our products could decline and our revenue could suffer accordingly. If any of our relationships is terminated, we may not be able to develop or maintain substitute marketing and distribution relationships.

If we do not substantially expand our direct and indirect sales channels, our ability to sustain or increase our sales will be harmed.

     In order to increase the sales of our products and services, we need to increase both our direct and indirect sales channels. If we are unable to increase both our direct and indirect sales channels, our ability to increase revenue could be seriously harmed. In North America, we currently sell our products directly and through companies with whom we have established indirect sales channel relationships. Our sales and distribution strategy depends principally on:

     . Developing and expanding our indirect sales and distribution channels by establishing relationships with leading server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators

     . Developing and expanding our direct sales organization by hiring additional personnel

     For the six months ended June 30, 2000, our indirect channel relationships accounted for 97% of our revenue from customers located outside North America and 18% of our revenue from customers located in North America. To achieve broader distribution of our products, we expect to continue to invest in the development of indirect sales channels. If we fail to develop and maintain relationships with significant server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators, or if these third parties are not successful in their sales efforts or if we fail to expand our direct sales organization, sales of our products and services may decrease or fail to increase.

Our expansion into international markets may not succeed and will expose us to risks associated with international operations and result in higher personnel costs.

     We intend to expand into international markets. We have only limited experience in marketing, selling and supporting our products internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 8% of our revenue for the six months ended June 30, 2000.

     In order to increase our international sales, we intend to expand the number of relationships with third parties who sell our products internationally and develop a direct international sales presence. We may incur higher personnel costs by hiring international sales staff, which may not result in an increase in our revenue. We may not be able to maintain our operating margins for international sales due to the higher costs of these sales.

     Our continued growth will require us to develop our international operations in European and Asian countries. If we are unable to expand our international operations successfully, and in a timely manner, our business and results of operations may be seriously harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally. Our international operations could also be affected by a number of risks and uncertainties, including:

     . The difficulties and significant costs of staffing and managing foreign operations

     .  Unexpected changes in regulatory requirements

     . Legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers

     .  Reduced protection of intellectual property in other countries

     . Longer collection cycles and increased difficulty in collecting delinquent or unpaid accounts

     . Fluctuations in the value of the U.S. dollar relative to other currencies

     .  Potentially adverse tax consequences

     .  Political and economic instability

     Any of these factors could impair our ability to expand our international operations into these markets or to generate significant revenue from those markets in which we operate.

We may not be able to attract, train or retain qualified engineering, sales, marketing, professional services and customer support personnel because these personnel are limited in number and in high demand.

     Our future success will depend in large part on our ability to hire and retain an significant number of qualified personnel, particularly in engineering, sales, marketing, professional services and customer support. Competition for qualified personnel is intense, especially in Northern California where we are headquartered, and we may not be able to hire the quality and number of personnel we are targeting. Our inability to hire and retain qualified personnel may harm our results of operations and our ability to maintain or increase market share.

     We currently have a small professional services and customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The installation of Internet traffic management solutions, the integration of these solutions into existing networks and the ongoing support can be complex. Accordingly, we need highly trained professional services and customer support personnel. Hiring professional services and customer support personnel is very difficult in our industry due to the limited number of people available with the necessary technical skills and understanding of our products.

     Our ability to attract and retain qualified personnel may be even more difficult because potential employees may perceive the value of our future stock option grants offered to them to be less valuable than stock option grants offered by other companies that are not yet public. Our inability to attract, train or retain the number of highly qualified engineering, sales, marketing, professional services and customer support personnel that our business needs may seriously harm our business and results of operations.

Our recent growth has placed a significant strain on our management, systems and resources, and we may experience difficulties managing our expected growth.

     Since the introduction of our product line, we have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on all of our management, systems and resources. From December 31, 1997, we increased the number of our employees from 42 to 226 at June 30, 2000. We expect our headcount to continue to grow substantially. We expect our growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources. If we are unable to manage our growth effectively, our business and results of operations may be seriously harmed.

We depend on our key personnel and loss of any key personnel may harm our business and results of operations.

     Our success depends to a significant degree upon the continued contributions of our key management, product development, sales and marketing and finance personnel, many of whom would be difficult to replace. In particular, we rely on our President and Chief Executive Officer, Ken Schroeder. If we were to lose the services of Mr. Schroeder, our business and results of operations could be harmed. We do not maintain employment agreements or key person life insurance for any of our key personnel.

The development of new operating systems or the emergence of new network standards could cause our products to become obsolete or require us to redesign our products.

     Our products operate on Solaris, Windows NT, AIX, Linux and HP/UX operating systems, and features of our products are dependent upon the network standards used by a customer. If new operating systems are developed or new network standards emerge, our failure to modify our products in a timely or cost effective manner could limit our potential customer base, which would adversely affect our ability to increase our revenue. Furthermore, we will need to modify our products or develop new versions of our products as new versions of operating systems are developed. If we fail to continue to develop new products to respond to changes in computer networks and operating systems, your ability to grow our business will suffer.

Undetected software errors in our products could harm our reputation and cause us to incur significant warranty and repair costs.

     Software products frequently contain undetected errors when first introduced or as new versions are released. We have experienced these errors in the past in connection with new products and product upgrades. We expect that these errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

Because our products could interfere with the operations of our customers' other software applications, we may be subject to potential product liability and warranty claims by these customers, which may be costly and may not be adequately covered by insurance.

     Our products are integrated with our customers' networks and software applications. The sale and support of our products may entail the risk of product liability or warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims. A material product liability claim may seriously harm our results of operations.

Our intellectual property could be used by others without our consent because protection of our intellectual property is limited.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches. Any actions taken by us to enforce our intellectual property rights could result in significant expense to us and the diversion of management time and other resources.

     Monitoring use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Our products may infringe the intellectual property rights of others, and resulting claims against us could be costly and require us to enter into disadvantageous license and royalty arrangements.

     Our industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grows and functionalities of products overlap. Former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us.

Because we derive our revenue primarily from companies that use the Internet and Internet-based technologies to conduct business, a general decline in the Internet sector could significantly hurt our operations.

     Our software products and services are designed for customers that use the Internet and Internet-based technologies to conduct business. While growth of electronic business has been rapid, some companies within the Internet sector have experienced a slowdown in the second quarter of 2000. Slowdowns in the Internet sector could adversely affect the ability of some of our customers to timely fulfill their payment obligations to us. In the first half of 2000, we wrote off accounts receivable of approximately $130,000 as a result of the insolvency of two of our customers. To the extent we are required to write off more accounts receivable, our results of operations will be harmed.

Our products incorporate the Java run time environment, which we license from Sun Microsystems, and our product shipments could be delayed if that software is no longer available to us.

     Our products incorporate the Java run time environment, which we license from Sun Microsystems. This third party software may not continue to be available to us on commercially reasonable terms. If we cannot maintain our license to Sun's Java run time environment, shipments of our products could be delayed until we could develop or license software to replace the functionality provided by this license and integrate that software into our products. Delays in product shipments could harm our revenue.

A disaster could severely damage our operations because we do not have a separate geographically located backup system.

We currently do not have fully redundant systems for our service at an alternate site. A disaster could severely damage our ability to deliver Resonate Managed Services. Resonate Managed Services depend upon our ability to maintain and protect our computer systems, all of which are located in our principal headquarters in Sunnyvale, California. Sunnyvale exists on or near a know earthquake fault zone. Although our facility which hosts our computer systems, is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

We may need to raise additional funds, which may not be available on terms favorable to us, if at all.

     We believe that our cash from operations and recent initial public offering will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. The estimate of the time period in which our cash resources will be sufficient to meet our working capital and capital expenditure needs is a forward looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors, including our development and introductions of new products and expansion in the number of our personnel. We may need to raise additional funds prior to the end of the next twelve months or at a later date. We cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

     Further, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop new products or enhance our existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Our executive officers, directors and their affiliates and 5% stockholders are able to exercise significant control over all matters requiring stockholder approval.

     Upon the completion of our initial public offering in August 2000, our executive officers, directors and their affiliates and 5% stockholders beneficially owned, in the aggregate, approximately 57.1% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

We are at risk of securities class action litigation due to our expected stock price volatility.

     The market price of our common stock may fluctuate significantly in response to a number of factors such as changes in accounting rules and regulations, market trends and company performance, some of which are beyond our control. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

     If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. In addition, such sales could create the perception to the public of difficulties or problems with our products. As a result, these sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We may engage in future acquisitions that dilute our stockholders, cause us to incur debt or assume contingent liabilities.

     We may acquire businesses, products or technologies that we believe may complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements with respect to any acquisitions, we may acquire businesses, products or technologies in the future. We may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could harm our business. Furthermore, we may issue equity securities to pay for any future acquisitions which could be dilutive to our existing stockholders.

We have broad discretion to use the proceeds from our recent initial public offering and may not use the proceeds effectively.

     The net proceeds from our initial public offering, which closed in August 2000, are not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in the ways with which our stockholders may not agree. We cannot assure that the proceeds will be invested to yield a favorable return.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

     Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remover our board of directors or act by written consent without a meeting. In addition, our board of directors have staggered terms which makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation of the board of directors than if cumulative voting were permitted.

     Our board of directors also has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquiror. In addition,
Section 203 of the Delaware General Corporations Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provision make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial to some stockholders.

     Our board of directors could choose not to negotiate with an acquiror that it does not feel is in the strategic interests of Resonate. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, our stockholders could lose the opportunity to sell their shares at a favorable price.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     To date, all of our recognized revenue has been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that an increasing percentage of our future product and services revenue may come from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure that exchange rate fluctuations will not adversely affect our financial results in the future.

     As of June 30, 2000, we had total short-term debt outstanding of $795,000 and long-term debt outstanding of $828,000, which contains interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $8,115.

PART II:  Other Information

Item 1.  Legal Proceedings

     The Registrant is involved in disputes in the normal course of business. The Registrant does not believe that the outcome of any of these disputes or litigation will have a material effect on the Registrant's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended June 30, 2000, the Registrant issued and sold an aggregate of 132,477 shares of its Common Stock as a result of the exercise of options under the Registrant's 1996 Stock Option Plan, for gross proceeds of approximately $122,000. These purchases and sales were exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the shares certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant.

     On August 8, 2000, the Registrant closed the initial public offering of 4,600,000 shares of its Common Stock (including the shares issued as a result of the exercise of the underwriters' overallotment option) at a price per share to the public of $21.00, pursuant to a registration statement on Form S-1 (File No. 333-31730) filed with the Securities and Exchange Commission and declared effective on August 2, 2000. The net proceeds to the Registrant as a result of this sale, net of the underwriting discounts and other offering costs, were approximately $88.4 million. Goldman Sachs & Co., Chase H&Q, Dain Raucher Wessels and Wit Soundview were the managing underwriters of the initial public offering.

     Of the proceeds from our initial public offering, the Registrant currently intend to use approximately $10 million to develop products and support activities, approximately $20 million to expand its selling and marketing infrastructure, approximately $10 million for building its corporate infrastructure, including capital expenditures, and proceeds of approximately $48 million will be used for working capital purposes. The amounts the Registrant actually spends for the above purposes may vary significantly and will depend on a number of factors, including its future revenues and cash generated by operations and the other factors described under "Risk Factors" on page 17 of this report. Therefore, the Registrant will have broad discretion in the way it use the net proceeds. See "Risk Factors--we have broad discretion to use the proceeds from our recent initial public offering and may not use the proceeds effectively" on page 26 of this report.

     Although the Registrant may use a portion of the net proceeds to acquire technology or businesses that are complementary to its business, the Registrant currently has no commitments or agreements and is not involved in any negotiations to acquire any technology or business. The Registrant has invested the net proceeds, pending their use, in short-term, interest-bearing, investment grade securities, such as money market funds, commercial paper, corporate notes, corporate bonds, United States government securities and medium term notes.

Item 3.  Defaults Upon Senior Securities
            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the period from April 1, 2000 through June 30, 2000, the Registrant submitted one matter to its security holders for action by written consent.
The following is a brief description of the matter voted upon, and a statement of the number of votes cast for the resolution and number of abstentions. As the matters were approved by action by written consent, no votes were cast against the resolution. There were no broker non-votes with respect to the matter.

To amend and restate the Registrant's Certificate of Incorporation to authorize 1,544,005 shares of its Series F Preferred Stock:
                         FOR              ABSTAIN
                         ---              -------
Common Stock:         4,944,657          3,576,833
Preferred Stock:      9,003,531          4,528,032

Item 5.  Other Information
           Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     27.1  Financial Data Schedule

(b) Reports on Form 8-K
      No reports on Form 8-K were filed by the Registrant during the three-months ended June 30, 2000.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESONATE, INC.


                              /S/ Kenneth Schroeder
                              ---------------------
                              Kenneth Schroeder
                              President and Chief Executive Officer

Date: September 7, 2000       /S/ Robert C. Hausmann
                              ----------------------
                              Robert C. Hausmann
                              Vice President and Chief Financial Officer

                               Index to Exhibits


     Exhibit
     Number           Description
     -------          -----------

     27.1             Financial Data Schedules.