Form 10-Q
period 2000-09-30
RESONATE INC
filed 2000-11-13
CIK 1026380

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from              to              .
                               ------------    -------------

                        Commission File Number: 000-31139

                                  RESONATE INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                  94-3228496
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 27,321,144.





                                  RESONATE INC.
                                      INDEX

                                                                                      Page
                                                                                      ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999............................................................ 3

       Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and September 30, 1999........... 4

       Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and September 30, 1999...................... 5

       Notes to the Condensed Consolidated Financial Statements....................... 6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations......................................................... 12
        Risk Factors.................................................................. 17

   Item 3.  Qualitative and Quantitative Disclosures About Market Risks............... 28

PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................... 29

   Item 2.  Changes in Securities and Use of Proceeds................................. 29

   Item 3.  Defaults Upon Senior Securities........................................... 29

   Item 4.  Submission of Matters to a Vote of Security Holders....................... 30

   Item 5.  Other Information......................................................... 30

   Item 6. Exhibits and Reports on Form 8-K........................................... 30

Signatures............................................................................ 32

PART I:       FINANCIAL INFORMATION
ITEM 1:       FINANCIAL STATEMENTS


                                  RESONATE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                         September 30,     December 31,
                                                             2000              1999
                                                          -----------      -----------
                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $    95,101      $     5,011
   Short-term investments                                      21,895            6,988
   Accounts receivable, net                                     4,924            3,751
   Prepaid expenses and other current assets                    1,342              320
                                                          -----------      -----------
     Total current assets                                     123,262           16,070

Property and equipment, net                                     4,994            2,160
Other assets                                                      193              156
                                                          -----------      -----------

       Total assets                                       $   128,449      $    18,386
                                                          ===========      ===========

LIABILITIES MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Debt, current                                          $     2,892      $     1,725
   Accounts payable                                             2,233              983
   Accrued liabilities                                          2,527            1,635
   Deferred revenue                                             4,878            3,399
   Capital lease obligation, current                            1,073              654
                                                          -----------      -----------
     Total current liabilities                                 13,603            8,396

Debt, long-term                                                 2,581            2,422
Capital lease obligation, long-term                               641              924
                                                          -----------      -----------
       Total liabilities                                       16,825           11,742
                                                          -----------      -----------

Mandatorily redeemable convertible preferred stock;
   no par value                                                    --           28,027

Mandatorily redeemable convertible preferred stock
   warrants                                                        --              374
                                                          -----------      -----------
                                                                   --           28,401
                                                          -----------      -----------
Stockholders' equity (deficit):
     Series A convertible preferred stock;
        $0.0001 par value                                          --               --
     Preferred stock; $0.0001 par value                            --               --
     Common stock; $0.0001 par value                                3                1
     Additional paid-in capital                               202,935           29,371
     Notes receivable from stockholders                        (1,055)            (755)
     Unearned stock-based compensation                        (17,934)         (18,948)
     Accumulated deficit                                      (72,325)         (31,426)
                                                          -----------      -----------
       Total stockholders' equity (deficit)                   111,624          (21,757)
                                                          -----------      -----------

       Total liabilities and stockholders'
          equity (deficit)                                $   128,449      $    18,386
                                                          ===========      ===========

          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                               --------------------------       --------------------------
                                                  2000           1999              2000           1999
                                               -----------    -----------       ----------     -----------
Revenue:
   Product                                     $     4,621    $     2,306       $   10,871     $     5,184
   Services                                          1,504            590            3,602           1,298
                                               -----------    -----------       ----------     -----------
       Total revenue                                 6,125          2,896           14,473           6,482

Cost of revenue:
   Product                                              75             23              165              57
   Services (excluding stock-based
       compensation of $445, $31, $1,302
           and $55, respectively)                    1,315            313            3,545             557
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                         1,390            336            3,710             614
                                               -----------    -----------       ----------     -----------

Gross profit (excluding stock-based
       compensation of $445, $31, $1,302
       and $55, respectively)                        4,735          2,560           10,763           5,868

Operating expenses:
   Research and development (excluding
       stock-based compensation of $868,
       $274, $2,855 and $627, respectively)          3,358          1,812            9,408           4,407
   Sales and marketing (excluding stock-based
       compensation of $1,392, $1,039,
          $4,340 and $1,541, respectively)           7,111          2,907           20,080           7,303
   General and administrative (excluding stock-
       based compensation of $1,147, $504,
          $3,504 and $1,231, respectively)           1,436            976            4,335           2,391
   Stock-based compensation                          3,852          1,848           12,001           3,454
                                               -----------    -----------       ----------     -----------
       Total operating expenses                     15,757          7,543           45,824          17,555
                                               -----------    -----------       ----------     -----------

Loss from operations                               (11,022)        (4,983)         (35,061)        (11,687)
Interest and other income (expense), net             1,035              8              912            (116)
                                               -----------    -----------       ----------     ------------
Net loss                                            (9,987)        (4,975)         (34,149)        (11,803)
Beneficial conversion of Series F
   preferred stock                                   6,750             --            6,750              --
                                               -----------    -----------       ----------     -----------
Net loss attributable to common stockholders   $   (16,737)   $    (4,975)      $  (40,899)    $   (11,803)
                                               ===========    ===========       =============  ===========

Net loss per share:
    Basic and diluted                          $    (0.90)    $    (0.98)       $   (3.83)     $    (2.54)
                                               ===========    ===========       ==========     ===========
   Shares used in per share calculation             18,549          5,052           10,669           4,644
                                               ===========    ===========       ==========     ===========

          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                               2000           1999
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $   (34,149)    $  (11,803)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                           1,511            544
         Provision for doubtful accounts                                           305             --
         Stock-based compensation                                               12,001          3,454
         Issuance of stock and stock options for services                          712            402
         Warrant related non-cash interest expense                                  93             94
         Changes in assets and liabilities:
              Accounts receivable                                               (1,478)           (80)
              Prepaid expenses and other current assets                         (1,022)            85
              Other assets                                                         (37)           (41)
              Accounts payable                                                   1,250            474
              Accrued liabilities                                                  892            442
              Deferred revenue                                                   1,943          1,373
                                                                           -----------    -----------

              Net cash used in operating activities                            (17,979)        (5,056)
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (3,292)            (3)
     Purchase of short-term investments                                        (14,935)        (4,946)
                                                                           ------------   ------------

              Net cash used in investing activities                            (18,227)        (4,949)
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock in initial public
       offering, net of issuance costs                                          88,166             --
     Proceeds from issuance of long-term debt                                    2,364          4,910
     Repayments of long-term debt                                               (1,387)          (768)
     Principal payments under capital lease obligations                           (661)          (157)
     Proceeds from issuance of mandatorily redeemable
       convertible stock, net of issuance costs                                 37,000         12,982
     Proceeds from exercise of preferred stock warrants                             10              5
     Proceeds from issuance of common stock upon exercise of stock options         804             62
                                                                           -----------    -----------

              Net cash provided by financing activities                        126,296         17,034
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                       90,090          7,029

Cash and cash equivalents at beginning of period                                 5,011          4,322
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    95,101    $    11,351
                                                                           ===========    ===========

          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.

                                  RESONATE INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Resonate Inc. and its subsidiary. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and the notes to the financial statements contained in our Registration Statement on Form S-1 (File No. 333-31730) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission.

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

     For arrangements with extended payment terms, revenue is recognized at the earlier of when the payment is due or when the cash is received.

                                  RESONATE INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. No revenue was recognized under such arrangements during 1999. For the three and nine months ended September 30, 2000, revenue recognized under such arrangements was not significant.

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

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     We consider all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments. Cash equivalents and short-term investments are considered available-for-sale securities and are carried at cost, which approximates fair value. Our investment portfolio consists of both fixed and variable rate financial instruments, including commercial paper, money market funds, government agency securities and highly rated corporate bonds and notes.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term investments and account receivable. We limit our exposure to credit loss by placing our cash, cash equivalents and short-term investments with major financial institutions.

     During each of the three months ended September 30, 2000 and 1999, one customer accounted for 33% and 22% of our total revenue, respectively. During the nine months ended September 30, 2000 and 1999, one customer accounted for 21% and 11% of our total revenue, respectively. At September 30, 2000, one individual customer accounted for 11% of our total accounts receivable. At December 31, 1999, one individual customer accounted for 16% of our total accounts receivable.

     NET LOSS PER SHARE

     We compute net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of common stock since their effect is antidilutive.



                                  RESONATE INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders (in thousands, except per share amounts):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      -----------------------
                                                                2000          1999           2000         1999
                                                              ---------    ---------      ---------     ---------

Net loss attributable to common stockholders                  $ (16,737)   $  (4,975)     $ (40,899)    $(11,803)
                                                              ==========   ==========     ==========    =========

Basic and diluted:
     Weighted average shares                                     20,179        6,516         12,299        6,108
Weighted average common stock subject to repurchase              (1,630)      (1,464)        (1,630)      (1,464)
                                                              ----------   ----------     ----------    ---------
     Shares used in computing basic and diluted net
         loss per share                                          18,549        5,052         10,669        4,644
                                                              =========    =========      =========     ========

     Basic and diluted net loss per share                     $  (0.90)    $  (0.98)      $  (3.83)     $ (2.54)
                                                              =========    =========      =========     ========

     The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                2000          1999           2000         1999
                                                              ---------    ---------      ---------     --------

Weighted average effect of common stock equivalents:

     Series A Preferred Stock                                        --        1,815             --        1,815
     Series B Preferred Stock                                        --        3,856             --        3,856
     Series C Preferred Stock                                        --        3,230             --        3,230
     Series D Preferred Stock                                        --        2,687             --          984
     Warrants to purchase Series A Preferred Stock                   56           76             58           76
     Warrants to purchase Series B Preferred Stock                   --            3             --            3
     Warrants to purchase Series C Preferred Stock                  210          213            188          189
     Warrants to purchase Common Stock                               77           66             73           66
     Employee stock options                                          92        1,892            317        1,721
     Common Stock subject to repurchase agreements                1,630        1,464          1,630        1,464
                                                              ---------    ---------      ---------     --------
                                                                  2,065       15,302          2,266       13,404
                                                              =========    =========      =========     ========

                                  RESONATE INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     COMPREHENSIVE INCOME

     We have adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income that are excluded from net income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

     SEGMENT INFORMATION

     We adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." We identify our operating segments based on business activities, management responsibility and geographic location. During the period presented, we operated in a single business segment primarily in the United States. Through September 30, 2000, foreign operations were not significant in either revenue or investment in long-lived assets.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000. We will adopt SFAS 133 in the quarter ending March 31, 2001. We have not engaged in hedging activities or invested in derivative instruments and accordingly, do not believe the implementation of SFAS 133 will have a material effect on our financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 has not had a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB 101.



                                  RESONATE INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 2.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                                2000          1999
                                                              ---------    ---------
Supplemental cash flow information:

     Issuance of warrants to purchase Series C mandatorily
         redeemable convertible preferred stock in
         connection with subordinated debt                    $      --    $     259
                                                              =========    =========
     Issuance of warrants to purchase common stock in
         connection with strategic partnership                $     464    $      --
                                                              =========    =========

     Capital lease obligations                                $   1,053    $     322
                                                              =========    =========

     Common Stock issued in exchange for notes receivable     $     300    $     755
                                                              =========    =========

NOTE 3.   PRIVATE PLACEMENTS

     In July 2000, we issued 1,389,603 shares of Series F Preferred Stock ("Series F") at $19.43 per share for net proceeds of approximately $27 million in a private placement. All shares of Series F were automatically converted into 1,607,142 shares of our common stock upon the closing of our initial public offering in August 2000. Upon completion of our initial public offering, we recorded a charge to additional paid in capital of $6.8 million representing the fair value of the beneficial conversion feature of Series F.

NOTE 4.   COMPLETION OF INITIAL PUBLIC OFFERING

     Effective August 2, 2000, we issued 4,000,000 shares of our common stock at an initial public offering price of $21.00 per share. Also sold in this offering were 600,000 shares upon the exercise of the underwriters' overallotment option. The proceeds from the offering, net of offering costs were approximately $88.2 million. Concurrent with the closing of our initial public offering, each outstanding share of our convertible preferred stock was automatically converted into common stock.

NOTE 5.   2000 EQUITY INCENTIVE PLANS

     In March 2000, our Board of Directors, ("the Board") adopted and in July 2000, the stockholders approved the 2000 Stock Plan and the 2000 Employee Stock Purchase Plan, which became effective upon our initial public offering in August 2000. Each plan is administered by the Board or by a committee of the Board.

     A total of 3,200,000 shares of common stock are authorized and reserved for issuance under the 2000 Stock Plan ("Stock Plan"), plus annual increases equal to the lesser of:

 - 1,500,000 shares;
 - 5% of the outstanding shares on such date; or
 - a lesser amount to be determined by the Board.

                                  RESONATE INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The Stock Plan allows awards to be granted in the form of incentive stock options, nonstatutory stock options and stock purchase rights. Unless terminated sooner by the Board, the Stock Plan will terminate automatically in 2010.

     A total of 1,000,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan ("ESPP"), plus annual increases equal to the lesser of:

 - 750,000 shares;
 - 2.5% of the outstanding shares on such date; or
 - a lesser amount to be determined by the Board.

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant's gross earnings and commissions, but not to exceed the established maximum. Such amounts are applied to the purchase from the Company of shares of common stock at the end of each offering period at a price that is generally 85% of the lower of the fair market value of the common stock at the beginning and at the end of the offering period. The plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The plan will terminate in 2010.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included under Item 1 beginning on page 3 of this report, our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on August 2, 2000, our Quarterly Report on Form 10-Q filed for the three months ended June 30, 2000 with the Securities and Exchange Commission and "Risk Factors" on page 17 in this report.

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

     Resonate was founded in July 1995 and began substantive operations in April 1996. From April 1996 through the first quarter of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product, Central Dispatch, and first generated revenue from software license fees and implementation and consulting fees, in the first quarter of 1997. We released our Global Dispatch software product in the first quarter of 1998 and our Commander software product in the third quarter of 1999. In the nine months ended September 30, 2000, we derived approximately 74% of our product revenue from our Central Dispatch product. Although our revenue increased in each quarter during 1999 and in the first nine months of 2000, we incurred significant costs to develop our technology, products and services, to continue the recruitment of research and development personnel, to build a sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount increased from 42 at December 31, 1997 to 251 at September 30, 2000.

     We market and sell our software products through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value added resellers, web hosting services and system integrators. We have derived, and expect to continue to derive, a significant portion of our sales in both channels from customers that have significant relationships with third-party system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. To date, revenue from these reseller arrangements has been insignificant.

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                               ------------------------           ------------------------
                                                  2000         1999                  2000         1999
                                               -----------  -----------           -----------  -----------
Revenue:
   Product                                           75.4%         79.6%                75.1%         80.0%
   Services                                          24.6          20.4                 24.9          20.0
                                                 --------     ---------             --------     ---------
       Total revenue                                100.0         100.0                100.0         100.0
                                                 --------     ---------             --------     ---------
Cost of revenue:
   Product                                            1.2           0.8                  1.1           0.9
   Services                                          21.5          10.8                 24.5           8.6
                                                 --------     ---------             --------     ---------
       Total cost of revenue                         22.7          11.6                 25.6           9.5
                                                 --------     ---------             --------     ---------
Gross profit*                                        77.3          88.4                 74.4          90.5
                                                 --------     ---------             --------     ---------
Operating expenses:
   Research and development                          54.9          62.6                 65.0          68.0
   Sales and marketing                              116.1         100.4                138.7         112.6
   General and administrative                        23.4          33.7                 30.0          36.9
   Stock-based compensation                          62.9          63.8                 82.9          53.3
                                                 --------     ---------             --------     ---------
       Total operating expenses                     257.3         260.5                316.6         270.8
                                                 --------     ---------             --------     ---------
Loss from operations                               (180.0)       (172.1)              (242.2)       (180.3)
Interest and other income (expense), net             16.9           0.3                  6.3          (1.8)
                                                 --------       -------             --------     ----------
Net loss                                           (163.1)%      (171.8)%             (235.9)%      (182.1)%
                                                 =========    ==========            =========    ==========

*Excludes stock-based compensation.

REVENUE

     Our total revenue was $6.1 million for the three months ended September 30, 2000 and $2.9 million for the three months ended September 30, 1999. Our total revenue was $14.5 million for the nine months ended September 30, 2000 and $6.5 million for the nine months ended September 30, 1999. Total revenue was comprised of sales of software products and related service fees from implementation, consulting, training and support.

     Product revenue was $4.6 million or 75.4% of total revenue for the three months ended September 30, 2000 and $2.3 million or 79.6% of total revenue for the three months ended September 30, 1999. Product revenue was $10.9 million or 75.1% of total revenue for the nine months ended September 30, 2000 and $5.2 million or 80.0% of total revenue for the nine months ended September 30, 1999. Services revenue was $1.5 million or 24.6% of total revenue for the three months ended September 30, 2000 and $590,000 or 20.4% of total revenue for the three months ended September 30, 1999. Services revenue was $3.6 million or 24.9% of total revenue for the nine months ended September 30, 2000 and $1.3 million or 20.0% of total revenue for the nine months ended September 30, 1999. The increases in our revenue were due to new product releases, increased investment in our sales and marketing organizations, the establishment of additional distribution partners and increases in sales to and payments from existing customers.

     Revenue is recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery and installation has occurred. We generally recognize revenue under the residual method as prescribed by Statement of Position No. 97-2 "Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP No. 97-2 with Respect for Certain Transactions" whereby revenue is allocated to each undelivered element based upon the fair value of each element when sold separately and the residual amount is then allocated to the delivered element.

     We have also entered into a limited number of contracts that involve significant implementation or customization essential to the functionality of our product. Product and services revenue under such arrangements is recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. We classify revenue from these arrangements as product and services revenue, respectively, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

     Product revenue from existing reseller arrangements is recognized when reported by the reseller upon re-licensing of our software to end-users. Our agreements with our customers and resellers do not contain product return rights.

     For arrangements with extended payment terms, revenue is recognized at the earlier of when the payment is due or when the cash is received.

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

     One customer, Charles Schwab & Co. accounted for 33% and 22% of our total revenue during the three months ended September 30, 2000 and 1999, respectively. Charles Schwab & Co. also accounted for 21% and 11% of our total revenue during the nine months ended September 30, 2000 and 1999, respectively.

COST OF REVENUE

     Cost of revenue was $1.4 million or 22.7% of total revenue for the three months ended September 30, 2000 and $336,000 or 11.6% of total revenue for the three months ended September 30, 1999. Cost of revenue was $3.7 million or 25.6% of total revenue for the nine months ended September 30, 2000 and $614,000 or 9.5% for the nine months ended September 30, 2000. Substantially all of the increased cost of revenue came from increased cost of services, which resulted from the hiring of additional employees necessary to provide technical support, training and consulting. From September 30, 1999 to September 30, 2000, professional services personnel increased from 6 to 30. Our cost of product revenue includes expenses incurred to manufacture, package and distribute software products and related documentation. Our cost of services revenue includes salaries and related expenses for our implementation, consulting support, and training organizations and an allocation of facilities and communications expenses. We believe that our cost of services revenue will continue to increase as we continue to invest in our professional services organization.

OPERATING EXPENSES

     Research and Development

     Research and development expenses increased to $3.4 million or 54.9% of total revenue for the three months ended September 30, 2000 from $1.8 million or 62.6% of total revenue for the three months ended September 30, 1999. Research and development expenses increased to $9.4 million or 65.0% for the nine months ended September 30, 2000 from $4.4 million or 68.0% for the nine months ended September 30, 1999. Substantially all of the increase in research and development expenses was related to an increase in the number of software engineers and other technical staff, as well as to costs attributable to consultants retained because of the lag between our need for engineering personnel and our ability to hire full-time employees. Research and development personnel grew from 44 to 77 from September 30, 1999 to September 30, 2000. We believe that research and development expenses will continue to increase as we continue to invest in developing new products, applications, and product enhancements.

     Sales and Marketing

     Sales and marketing expenses increased to $7.1 million or 116.1% of total revenue for the three months ended September 30, 2000 from $2.9 million or 100.4% of total revenue for the three months ended September 30, 1999. Sales and marketing expenses increased to $20.1 million or 138.7% of total revenue for the nine months ended September 30, 2000 from $7.3 million or 112.7% of total revenue for the nine months ended September 30, 1999. Approximately 70% of the increase in sales and marketing expenses was due to personnel-related expenses, recruiting fees and travel expenses. Sales and marketing personnel increased from 42 at September 30, 1999 to 107 at September 30, 2000. An additional 17% of the increase related to increased spending for marketing activities, including trade shows, advertising and other promotional expenses. The remaining increase was attributable to related facility and equipment costs. We believe that sales and marketing expenses will continue to increase as we continue to expand our sales and marketing staff.

     General and Administrative

     General and administrative expenses increased to $1.4 million or 23.4% of total revenue for the three months ended September 30, 2000 from $976,000 or 33.7% of total revenue for the three months ended September 30, 1999. General and administrative expenses increased to $4.3 million or 30.0% of total revenue for the nine months ended September 30, 2000 from $2.4 million or 36.9% of total revenue for the nine months ended September 30, 1999. The increase in general and administrative expenses is primarily attributable to increased salaries for executive, finance and administrative personnel, recruiting and other consulting costs, costs incurred for office and facilities expenses and additional administrative expenses required for public companies such as directors' and officers' insurance and filing fees. From September 30, 1999 to September 30, 2000, general and administrative personnel increased from 20 to 36. The decrease in general and administrative expenses as a percentage of total revenue results from total revenue increasing at a higher rate than general and administrative expenses. We believe that general and administrative expenses will increase in absolute dollars as we continue to expand our operations.

     Stock-based Compensation

     Stock-based compensation consists of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. We recorded aggregate deferred compensation of $11.6 million in the nine months ended September 30, 2000. We are amortizing this amount over the four-year vesting period of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2003. Of the deferred compensation, $3.9 million or 62.9% of total revenue was amortized during the three months ended September 30, 2000 and $1.8 million or 63.8% of total revenue during the three months ended September 30, 1999. During the nine months ended September 30, 2000, $12.0 million or 82.9% of total revenue was amortized and $3.5 million or 53.3% of total revenue was amortized during the nine months ended September 30, 1999.

INTEREST AND OTHER INCOME (EXPENSE), NET

     For the three months ended September 30, 2000, we earned interest income of approximately $1.3 million compared to $205,000 for the three months ended September 30, 1999. These interest income amounts were partially offset by interest expense of $209,000 for the three months ended September 30, 2000 and $197,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, we earned interest income of approximately $1.5 million compared to $305,000 for the nine months ended September 30, 1999. These interest income amounts were offset by interest expense of $582,000 for the nine months ended September 30, 2000 and $421,000 for the nine months ended September 30, 1999. The increases in interest income were due to higher cash balances from the proceeds of our sales of preferred stock in March and July 2000 and our initial public offering in August 2000. Interest expense increased primarily as a result of additional borrowings under our equipment lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations through September 30, 2000 primarily through private placements of equity securities, an initial public offering of our common stock and, to a lesser extent, revenue, subordinated debt and lines of credit.

     Net cash used in operating activities during the nine months ended September 30, 2000 was $18.0 million and was attributable to a net loss of $21.4 million before stock based compensation charges of $12.0 million and charges for stock issued for services of $712,000. Cash provided by operating activities resulted from an increase in accounts payable of $1.3 million and accrued liabilities of $893,000, deferred revenue of $1.9 million as well as increased depreciation and amortization. These increases were partially offset by increases in accounts receivable of $1.5 million and other assets of $1.1 million.

     Net cash used in investing activities during the nine months ended September 30, 2000 was $18.2 million and resulted from the purchases of $14.9 million in investments and purchases of property and equipment of $3.3 million.

     Net cash provided by financing activities totaled $126.3 million and resulted primarily from the sale of Series E and Series F preferred stock at a price of $19.43 per share for total proceeds of approximately $37 million, sale of our common stock in an initial public offering at a price of $21.00 per share for approximately $88.2 million (net of issuance costs) and proceeds from the exercise of stock options.

     Upon the completion of our initial public offering, we recorded a charge to additional paid in capital of $6.8 million representing the fair value of the beneficial conversion feature of the Series F preferred stock.

     As of September 30, 2000, our principal sources of liquidity included $117.0 million of cash, cash equivalents and investments. We believe that our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000. We will adopt SFAS 133 in the quarter ending March 31, 2001. We have not engaged in hedging activities or invested in derivative instruments and accordingly, do not believe the implementation of SFAS 133 will have a material effect on our financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 has not had a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB 101.

RISK FACTORS

     This report contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us.

WE ONLY BEGAN SUBSTANTIVE OPERATIONS IN APRIL 1996 AND, AS A RESULT, IT IS DIFFICULT TO FORECAST OUR FUTURE OPERATING RESULTS.

     We were incorporated in July 1995 and had no substantive operations until April 1996. As a result, we have a limited operating history that makes it difficult to forecast our future operating results. In addition, the revenue and income potential of our business and market are unproven. Risks and difficulties typically encountered by companies in their early stages of development, particularly those in new and rapidly evolving markets such as ours, include our ability to:

 - Successfully develop, commercialize and achieve significant market acceptance of our current and next generation of products

 - Develop and maintain strong relationships with server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators

 - Expand our domestic and international sales efforts

 - Continue to attract and retain qualified personnel, particularly in the areas of sales, marketing and engineering

 - Manage growing operations

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

THE PLANNED EXPANSION OF OUR DIRECT SALES FORCE WILL INVOLVE SIGNIFICANT EXPENSE TO US, AND MAY NOT SUCCEED.

     During 2000, we have and expect to continue to, substantially increase the number of our direct sales personnel to both support and develop leads for our indirect distribution channels and increase the direct sale of our products. This expansion will significantly increase personnel costs and related expenditures. We do not expect new sales personnel to be productive immediately, and we cannot assure you that costs of this expansion will not exceed the revenue generated by the new sales personnel. We also cannot assure you that we will be successful in hiring our target number of sales personnel.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND MAY BE SUBJECT TO SEASONALITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. Factors that could cause our operating results to fluctuate include:

 - Changes in the mix of products and services we sell

 - The timing of the development and release of enhanced versions of Central Dispatch, Commander, Global Dispatch, Enterprise Service Console and Resonate Managed Services, as well as future product enhancements and new products

 - Deferrals of customer orders in anticipation of product enhancements or new products

 - Announcement or market acceptance of new products or product enhancements offered by our competitors

 - The mix of channels through which we sell our products

 - The timing and amount of orders from companies who sell our products through our indirect distribution channel

 - The size and timing of large transactions may yield revenue fluctuations that are inconsistent with prior or subsequent periods

 - General economic conditions specific to the Internet services management industry

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

     We expect to experience seasonality in the sales of our software products. For example, we expect that sales may decline during summer months, particularly in Europe, thereby adversely affecting sales during our third quarter. We also anticipate that sales may be lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business because our growth may have largely overshadowed this seasonality in recent periods.

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

     Our future success depends on widespread commercial acceptance of our products. The market for Internet services management solutions is relatively new and rapidly evolving. If we are unable to educate our potential customers, and the market in general, of the advantages of our software based Internet services management solutions over hardware based server load balancing products and network system management products, our ability to sell our products will be severely limited. Rather than utilizing comprehensive Internet services management solutions, most web data center administrators manage their services by adding servers and interconnecting a variety of single function systems and traffic management tools. In addition, our competitors offer a wide variety of hardware or software products that purport to serve the needs addressed by our products. Our ability to increase revenue in the future depends on the extent to which our potential customers recognize the value of our integrated Internet services management solutions. The acceptance of our products and services may also be hindered by:

 - The reluctance of our prospective customers to replace or supplement their current networking products, which may be supplied by more established vendors, with our products

 - The emergence of new technologies or industry standards, which could cause our products to be less competitive or obsolete

     In addition, because the market for Internet services management solutions is in an early stage of development, we cannot accurately assess the size of the market, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products that could address those needs and establishing a distribution strategy for these products.

IF OUR CENTRAL DISPATCH, COMMANDER, GLOBAL DISPATCH, ENTERPRISE SERVICE CONSOLE OR RESONATE MANAGED SERVICES PRODUCTS OR OTHER NEW PRODUCTS, PRODUCT ENHANCEMENTS OR SERVICES FAIL TO ACHIEVE CUSTOMER ACCEPTANCE, OUR GROWTH AND REVENUE WILL BE LIMITED.

     Rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards characterize our industry. Our existing products will be rendered less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand or ensure that they interoperate with current and emerging networking technologies. The success of our products will depend on factors including:

 - Their ability to meet customer needs and expectations regarding features and performance

 - Our ability to accurately anticipate industry trends and changes in technology standards

 - Timely completion and introduction of new product designs and features

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

OUR SALES OF CENTRAL DISPATCH GENERATED APPROXIMATELY 74% OF OUR PRODUCT REVENUE IN THE FIRST NINE MONTHS OF 2000, AND A DECLINE IN OUR SALES, IN ABSOLUTE DOLLARS, OF CENTRAL DISPATCH COULD MATERIALLY HARM OUR RESULTS OF OPERATIONS.

     In the first nine months of 2000, we derived approximately 74% of our product revenue from sales of our Central Dispatch product, and we expect to derive a significant portion of our revenue from sales of Central Dispatch for at least the next two years. Our ability to sell Central Dispatch depends upon its ability to solve critical network performance and availability problems of our customers. If Central Dispatch is unable to solve these problems for our customers, our ability to maintain our existing customer base and to obtain new customers for Central Dispatch will be adversely impacted, which would result in a substantial loss of revenue or an inability to grow our revenue.

OUR ABILITY TO GROW RESONATE MANAGED SERVICES WILL DEPEND UPON THE WILLINGNESS OF CUSTOMERS TO OUTSOURCE INTERNET MANAGEMENT SERVICES.

     We only recently introduced Resonate Managed Services, and we have derived almost no revenue from Resonate Managed Services. Potential customers may be unwilling to outsource monitoring and service level control of their eBusiness applications and the infrastructure that supports them. For example, potential customers may be reluctant to give our professional services engineers the ability to adjust configuration of their infrastructure. There is also a risk that our customers may wish to purchase our underlying software products to perform the services themselves rather than contract with us to provide our functionality as a service. Furthermore, it is difficult for us to evaluate the extent to which potential customers will be willing to outsource these functions due to the limited time period during which we have been offering Resonate Managed Services. Should this occur, our ability to grow our business may be harmed.

OUR ABILITY TO GROW OUR BUSINESS DEPENDS UPON INCREASED DEMAND FOR OUR PRODUCTS FROM CORPORATE ENTERPRISES AND THE EXTENT TO WHICH OUR PRODUCTS CAN ACCOMMODATE THE NEEDS OF CORPORATE ENTERPRISES.

     We cannot assure you that corporate enterprises, who typically operate in more complicated information technology environments, will widely adopt Internet services management solutions to facilitate their data and transaction processing needs. Our ability to grow our business will depend upon the extent to which corporate enterprises adopt Internet services management solutions. Moreover, if corporate enterprises require significantly different product features for our Internet services management solutions, whether as a result of choosing to outsource some or all of their applications to applications service providers or otherwise, we will be required to enhance or modify our products in this manner. As a result, we could incur delays in introducing enhanced or modified versions of our products, delays in capturing enterprise customers and significant expense. Any of these alternatives will limit our ability to grow our business and could result in higher net losses.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, OUR CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS PRODUCTS, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

     Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors for our Central Dispatch and Global Dispatch products include several companies offering hardware-based server load balancing such as Alteon Web Systems (Nortel Networks), Arrowpoint Communications (Cisco Systems), Cisco Systems, F5

Networks, Foundry Networks and Microsoft. These competitors have significantly greater financial, technical, marketing, service and other resources than we do.

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

     We expect to continue to face additional competition as new participants enter the traffic or systems management markets. In addition, other large companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate a load balancing or traffic management component into existing products in a manner that discourages users from purchasing our products. In addition, our competitors may choose to significantly reduce their prices and we may be forced to match their price reductions in order to remain competitive. Price reductions could significantly lower our revenue or increase our operating losses.

     Our competitors may respond more quickly to emerging technologies than we do. We may lose customers to competitors if we are not able to respond to requests for additional features in a timely fashion. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.

OUR SALES CYCLE IS LENGTHY AND UNPREDICTABLE, INVOLVING SIGNIFICANT EXPENSE AND EFFORT BY US IN ADVANCE OF PRODUCT ORDERS, AND MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE, WHICH COULD RESULT IN VOLATILITY IN OUR STOCK PRICE.

     The typical sales cycle of our Internet services management products can be lengthy and unpredictable and involves significant capital investment decisions by prospective customers, as well as education of potential customers regarding the benefits of our software-based solutions. The sales cycle for our products has ranged from one to three months for sales to smaller customers to up to one year or more for sales to large, established enterprises. As we increasingly target enterprise customers, we expect our average sales cycle to lengthen. If sales forecasted from specific customers for a particular quarter are not realized in that quarter, we may be unable to compensate for the revenue shortfall causing our operating results to vary significantly from quarter to quarter. A significant variation in our quarterly results could result in volatility in our stock price. Customers frequently begin by evaluating our products on a limited basis before deciding to purchase them. Generally, customers consider a wide range of issues before committing to purchase our products, including product benefits, ability to interoperate with their networking equipment and product reliability. While potential customers are evaluating a purchase of our products, we may incur substantial sales and marketing expenses and expend significant management effort. The result of making these expenditures with no corresponding revenue in any given quarter could further exacerbate our quarterly fluctuations and our stock price volatility.

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

IF WE DO NOT SUBSTANTIALLY EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, OUR ABILITY TO SUSTAIN OR INCREASE OUR SALES WILL BE HARMED.

     In order to increase the sales of our products and services, we need to increase both our direct and indirect sales channels. If we are unable to increase both our direct and indirect sales channels, our ability to increase revenue could be seriously harmed. In North America, we currently sell our products directly and through companies with whom we have established indirect sales channel relationships. Our sales and distribution strategy depends principally on:

 - Developing and expanding our indirect sales and distribution channels by establishing relationships with leading server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators

 - Developing and expanding our direct sales organization by hiring additional personnel

     Outside North America, we derive a significant portion of our revenue through our indirect sales channels. To achieve broader distribution of our products, we expect to continue to invest in the development of indirect sales channels. If we fail to develop and maintain relationships with significant server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators, or if these third parties are not successful in their sales efforts or if we fail to expand our direct sales organization, sales of our products and services may decrease or fail to increase.

OUR EXPANSION INTO INTERNATIONAL MARKETS MAY NOT SUCCEED AND WILL EXPOSE US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND RESULT IN HIGHER PERSONNEL COSTS.

     We intend to expand into international markets. We have only limited experience in marketing, selling and supporting our products internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 8% of our revenue for the nine months ended September 30, 2000.

     In order to increase our international sales, we intend to expand the number of relationships with third parties who sell our products internationally and develop a direct international sales presence. We may incur higher personnel costs establishing international offices and by hiring international sales staff, which may not result in an increase in our revenue. We may not be able to maintain our operating margins for international sales due to the higher costs of these sales.

     Our continued growth will require us to develop our international operations in European and Asian countries. If we are unable to expand our international operations successfully, and in a timely manner, our business and results of operations may be seriously harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally. Our international operations could also be affected by a number of risks and uncertainties, including:

 - The difficulties and significant costs of staffing and managing foreign operations

 - Unexpected changes in regulatory requirements

 - Legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers

 - Reduced protection of intellectual property in other countries

 - Longer collection cycles and increased difficulty in collecting delinquent or unpaid accounts

 - Fluctuations in the value of the U.S. dollar relative to other currencies

 - Potentially adverse tax consequences

 - Political and economic instability

     Any of these factors could impair our ability to expand our international operations into these markets or to generate significant revenue from those markets in which we operate.

WE MAY NOT BE ABLE TO ATTRACT, TRAIN OR RETAIN QUALIFIED ENGINEERING, SALES, MARKETING, PROFESSIONAL SERVICES AND CUSTOMER SUPPORT PERSONNEL BECAUSE THESE PERSONNEL ARE LIMITED IN NUMBER AND IN HIGH DEMAND.

     Our future success will depend in large part on our ability to hire and retain a significant number of qualified personnel, particularly in engineering, sales, marketing, professional services and customer support. Competition for qualified personnel is intense, especially in Northern California where we are headquartered, and we may not be able to hire the quality and number of personnel we are targeting. Our inability to hire and retain qualified personnel may harm our results of operations and our ability to maintain or increase market share.

     We currently have a small professional services and customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The installation of Internet traffic management solutions, the integration of these solutions into existing networks and the ongoing support can be complex. Accordingly, we need highly trained professional services and customer support personnel. Hiring professional services and customer support personnel is very difficult in our industry due to the limited number of qualified candidates available.

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

     In September 2000, we filed a lawsuit for patent infringement against Alteon Websystems, which has been acquired by Nortel Networks. This action could require us to expend significant financial resources to protect our intellectual property, and may consume valuable management time.

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

     Since the introduction of our product line, we have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on all of our management, systems and resources. We have increased the number of our employees from 42 at December 31, 1997 to 251 at September 30, 2000. We expect our headcount to continue to grow substantially. We expect our growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources. If we are unable to manage our growth effectively, our business and results of operations may be seriously harmed.

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

     Our products operate on Solaris, Windows NT, AIX, Linux and HP/UX operating systems, and features of our products are dependent upon the network standards used by a customer. If new operating systems are developed or new network standards emerge, our failure to modify our products in a timely or cost effective manner could limit our potential customer base, which would adversely affect our ability to increase our revenue. Furthermore, we will need to modify our products or develop new versions of our products as new versions of operating systems are developed. If we fail to continue to develop new products to respond to changes in computer networks and operating systems, our ability to grow our business will suffer.

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

     Our software products and services are designed for customers that use the Internet and Internet-based technologies to conduct business. While growth of electronic business has been rapid, some companies within the Internet sector have experienced a slowdown beginning in the second quarter of 2000. Slowdowns in the Internet sector could adversely affect the ability of some of our customers to timely fulfill their payment obligations to us. During the nine months ended September 30, 2000, we wrote off accounts receivable of approximately $130,000 as a result of the insolvency of two of our customers. To the extent we are required to write off more accounts receivable, our results of operations will be harmed.

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

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS BECAUSE WE DO NOT HAVE A SEPARATE GEOGRAPHICALLY LOCATED BACKUP SYSTEM.

     We currently do not have fully redundant systems for our service at an alternate site. A disaster could severely damage our ability to deliver Resonate Managed Services. Resonate Managed Services depend upon our ability to maintain and protect our computer systems, all of which are located in our principal headquarters in Sunnyvale, California. Sunnyvale exists on or near a known earthquake fault zone. Although our facility which hosts our computer systems, is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

WE MAY NEED TO RAISE ADDITIONAL FUNDS, WHICH MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL.

     We believe that our cash from operations and our recent initial public offering will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. The estimate of the time period in which our cash resources will be sufficient to meet our working capital and capital expenditure needs is a forward looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors, including our development and introductions of new products and expansion in the number of our personnel. We may need to raise additional funds prior to the end of the next twelve months or at a later date. We cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

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

A SIGNIFICANT PORTION OF OUR TOTAL OUTSTANDING SHARES IS RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THE EXPIRATION AND RESTRICTIONS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR RECENT INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

     The net proceeds from our initial public offering, which closed in August 2000, are not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which our stockholders may not agree. We cannot assure you that the proceeds will be invested to yield a favorable return.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove members of our board of directors or act by written consent without a meeting. In addition, our board of directors have staggered terms which makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

     Our board of directors also has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquiror. In addition,
Section 203 of the Delaware General Corporations Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial to some stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     To date, all of our recognized revenue has been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that an increasing percentage of our future product and services revenue may come from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

     We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses, if any, reported in accumulated other comprehensive income (loss), net of taxes. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously harm interest earnings of our investment portfolio. Currently, we do not hedge these interest rate exposures.

     As of September 30, 2000, we had total short-term debt outstanding of $1.1 million and long-term debt outstanding of $1.6 million, which bear interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $5,367.

PART II:     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 12, 2000, we filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California. We believe Alteon infringes United States Letters Patent No. 5,774,660, entitled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to us on June 30, 1998. Alteon served its answer to our complaint in October 2000, in which Alteon denied our allegations and counterclaimed that our patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. An initial case management conference, at which scheduling and other procedural matters will be set has been scheduled by the court for January 2001.

     We are also involved in disputes in the normal course of business. We don't believe that the outcome of any of these disputes will have a material effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2000, we issued and sold an aggregate of 127,566 shares of its Common Stock as a result of the exercise of options under the Registrant's 1996 Stock Option Plan, for gross proceeds of approximately $116,000. These purchases and sales were exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

     On July 6, 2000, we issued 1,389,603 shares of its Series F Preferred Stock to three strategic investors for $19.43 per share for an aggregate of $27 million. These sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. The 1,389,603 shares of our Series F Preferred Stock were converted into 1,607,142 share of common stock upon the closing of our initial public offering on August 8, 2000.

     On August 8, 2000, we closed our initial public offering of 4,600,000 shares of its Common Stock (including the shares issued as a result of the exercise of the underwriters' overallotment option) at a price per share to the public of $21.00, pursuant to a registration statement on Form S-1 (File No. 333-31730) filed with the Securities and Exchange Commission and declared effective on August 2, 2000. The net proceeds provided to us, as a result of this sale, net of the underwriting discounts and other offering costs, were approximately $88.2 million. Goldman Sachs & Co., Chase H&Q, Dain Raucher Wessels and Wit SoundView were the managing underwriters of the initial public offering.

     We have not yet used any funds from the initial public offering. We expect to use the net proceeds from the initial public offering to develop products and support activities, to expand selling and marketing infrastructure including capital expenditures and for working capital purposes. We may also use a portion of the net proceeds from the offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term, interest-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period from July 1, 2000 through September 30, 2000, we submitted several matters to our security holders for action by written consent. The following is a brief description of the matters voted upon, and a statement of the number of votes cast for the resolution and number of abstentions. As the matters were approved by action by written consent, no votes were cast against the resolution. There were no broker non-votes with respect to any matter.

To approve the Restated Certificate of Incorporation, to take effect immediately after the closing of the our initial public offering.

                                               FOR                   ABSTAIN
                                               ---                   -------
Common Stock:                               6,863,188               1,663,720
Preferred Stock:                           12,458,790               1,072,773

To approve the Restated Bylaws, to take effect immediately after the closing of the our initial public offering.

                                               FOR                   ABSTAIN
                                               ---                   -------
Common Stock:                               6,863,188               1,663,720
Preferred Stock:                           12,458,790               1,072,773

To approve the reincorporation of Resonate Inc., a California corporation, into the State of Delaware through a merger with and into Resonate Inc., a Delaware corporation.

                                               FOR                   ABSTAIN
                                               ---                   -------
Common Stock:                               6,863,188               1,663,720
Preferred Stock:                           12,458,790               1,072,773

To approve the 2000 Stock Plan, to take effect immediately after the closing of our initial public offering.

                                               FOR                   ABSTAIN
                                               ---                   -------
Common Stock:                               6,863,188               1,663,720
Preferred Stock:                           12,458,790               1,072,773

To approve the 2000 Employee Stock Purchase Plan, to take effect immediately after the closing of the our initial public offering.

                                               FOR                   ABSTAIN
                                               ---                   -------
Common Stock:                               6,863,188               1,663,720
Preferred Stock:                           12,458,790               1,072,773

ITEM 5.  OTHER INFORMATION
             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        3.1*   Restated Certificate of Incorporation.
        3.2*   Bylaws.
        4.1*   Form of Specimen Certificate.
       10.1*   Form of Indemnification Agreement between Resonate Inc. and its directors and officers.
       10.2*   1996 Stock Plan and form of agreement thereunder.
       10.3*   2000 Stock Plan and form of agreement thereunder.
       10.4*   2000 Employee Stock Purchase Plan and form of agreement
               thereunder.
       10.5*   Lease in Sunnyvale, California.
       10.6*   Java License from Sun Microsystems, Inc.
       27.1    Financial Data Schedule.

       *Previously filed as an exhibit to the Registration Statement filed on Form S-1 on August 1, 2000 (File No. 333-31730).

(b) Reports on Form 8-K
       We did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RESONATE INC.



Date: November 10, 2000                 /s/Kenneth Schroeder
                                        -------------------------------------
                                        Kenneth Schroeder
                                        President and Chief Executive Officer

                                        /s/Robert C. Hausmann
                                        -------------------------------------
                                        Robert C. Hausmann
                                        Vice President and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

       Exhibit
       Number              Description
       ------              -----------

        3.1*   Restated Certificate of Incorporation.
        3.2*   Bylaws.
        4.1*   Form of Specimen Certificate.
       10.1*   Form of Indemnification Agreement between Resonate Inc. and its directors and officers.
       10.2*   1996 Stock Plan and form of agreement thereunder.
       10.3*   2000 Stock Plan and form of agreement thereunder.
       10.4*   2000 Employee Stock Purchase Plan and form of agreement
               thereunder.
       10.5*   Lease in Sunnyvale, California.
       10.6*   Java License from Sun Microsystems, Inc.
       27.1    Financial Data Schedules.

               *Previously filed as an exhibit to the Registration Statement filed on Form S-1 on August 1, 2000 (File No. 333-31730).