Form 10-K405
period 2000-12-31
RESONATE INC
filed 2001-03-27
CIK 1026380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
     For the fiscal year ended December 31, 2000
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the transition period from _____ to _____ .

Commission File Number: 000-26130

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

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.0001 PAR VALUE
                              (Title of each class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 2, 2001 was approximately $39,463,603, based upon the last sales price reported for such date on The Nasdaq Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares of Common Stock held by each officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of March 2, 2001 was 27,555,113.

                                  RESONATE INC.
                           ANNUAL REPORT ON FORM 10-K

                               FOR THE YEAR ENDED
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I

Item 1.    Business.......................................................................................   3

Item 2.    Properties.....................................................................................  12

Item 3.    Legal Proceedings..............................................................................  12

Item 4.    Submission of Matters to a Vote of Security Holders............................................  12

Item 4a.   Executive Officers of the Registrant...........................................................  14

PART II

Item 5.    Market for  Registrant's Common Stock and Related Stockholder Matters..........................  15

Item 6.    Selected Consolidated Financial Data...........................................................  16

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  17

Item 7a.   Quantitative and Qualitative Disclosures About Market Risks....................................  34

Item 8.    Consolidated Financial Statements and Supplementary Data.......................................  35

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  55

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................  56

Item 11.   Executive Compensation.........................................................................  57

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................  62

Item 13.   Certain Relationships and Related Transactions.................................................  65

PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.................................  67

SIGNATURES ...............................................................................................  70

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

     We develop and market a family of software products and services that ensure high levels of availability and performance for Internet, intranet and extranet applications. Examples of these types of eBusiness applications are Internet-based customer relationship management, sales force automation, supply chain management, self-service customer information, and product support.

     Our family of software products integrates network traffic management and systems management functions to ensure reliable service and fast response times and provide automated control of electronic business, or eBusiness, applications. We call the collection of capabilities that our products provide active service level management.

INDUSTRY BACKGROUND

     Companies worldwide are transforming the way they conduct business by using the Internet and Internet-based technologies. The primary force driving businesses to rapidly adopt these technologies is the need to become more efficient, productive and competitive. Applications and services that use Internet-based technologies, whether deployed across the Internet, intranets or extranets, are commonly referred to as eBusiness applications and have become critical to many companies' success. These applications are managing an increasing portion of the interactions between a company and its customers, suppliers, partners, employees and other parties.

     The availability, performance and response time of these applications are critical since they directly impact the operational success of a company's business. As a result, companies must invest heavily in personnel, training, software and computer systems to ensure that they operate continuously and respond quickly.

     The preferred method to deploy these new eBusiness applications is to use groups of distributed independent server systems. Deploying eBusiness applications across multiple server systems, however, significantly increases the complexity of monitoring, managing and controlling these applications. The scale and the complexity of eBusiness applications can substantially reduce the performance, reliability and response time of these applications.

     With the increasing reliance on applications that use Internet-based technologies and the growing complexity of these applications' infrastructure, companies must address the following eBusiness application issues on an ongoing basis:

 - Optimizing performance and minimizing response times.
 - Avoiding the cost of downtime and poor service levels.
 - Reducing the cost of administration and control.
 - Managing rapid growth and complexity

     Companies have employed a number of techniques to achieve a high level of availability, performance, and scalability, as well as better management, administration and control of their eBusiness applications. Some of these techniques focus on external network performance issues. For example, Internet caching technologies, as well as content delivery services, which store commonly accessed data at a location separate from its source and closer to the requester, are both popular techniques to improve content download times and overall response time.

     These techniques, however, do not address the challenges of executing Internet-based transactions that usually require data be changed or modified in real time. Over the past several years, software and hardware vendors have attempted to address these challenges by using server load balancing and network traffic management products in conjunction with systems management products.

     Companies are increasingly aware that the levels of application availability and performance provided by server load balancing, traffic management and systems management products do not adequately address the increasing challenges of conducting eBusiness. Even if these products could ensure that an application is available and responding to requests, they may not be able to ensure that the application responds fast enough to satisfy users' expectations or provide minimum response times. In addition, eBusiness applications must be able to handle problems such as traffic surges, intermittent delays or network service interruptions. These problems generally occur without warning and have an immediate impact on availability and service levels. These problems need to be detected, diagnosed and isolated quickly, and corrective action often must take place within seconds to maintain an on-line presence with acceptable response times. Even when these products are used together there is generally no automated, integrated way to take corrective action to restore service.

     Moreover, hardware-based products may introduce performance bottlenecks because the processing power necessary for sophisticated traffic management functions can consume all available processing capacity in these devices, resulting in delays. In addition, some types of products themselves represent new potential failure points, which can limit the effectiveness of these products as high availability alternatives.

     In an attempt to address the limitations of existing products, some companies have resorted to internally developed alternatives which attempt to integrate traffic management and systems management products. Companies have found that these products, even when used in combination, do not provide effective solutions because they often are functionally incomplete, complex to deploy and require expensive ongoing maintenance.

     As a result, we believe an opportunity exists for a software-based solution that integrates network traffic management and systems management functions, which together provide real-time monitoring, reporting and automated control of eBusiness applications to ensure reliable service and fast response times. It should also facilitate the administration and control of the distributed computing environments that support these eBusiness applications to reduce costs and simplify administrative overhead.

RESONATE SOLUTION

     Our solution is a suite of software products and services that integrate network traffic management and system management functions as an active service level management platform. It is specifically designed to:

 - Intelligently distribute requests to the server system that is best suited to respond thus avoiding hardware and software failures and slow response times

 - Continuously monitor the health and performance of the network, systems and applications to quickly detect network and systems failures

 - Automatically adjust the computing environment so that applications and services respond quickly

 - Simplify the administration and control of the distributed computing environments that support these applications to reduce costs

      Our products provide high availability and scalable performance for eBusiness applications and facilitate cost-effective growth while simplifying the administration and control of these complex applications. We believe that our active service level management platform is well suited to meet the distinctive requirements of Internet-based applications because our products are feature-rich, flexible, scalable and fault tolerant. These products are based upon a distributed software architecture that is consistent with the multi-server deployment environment of typical Internet-based applications.

     Benefits of Our Platform

     We believe our platform provides the following key benefits:

     SUPERIOR AVAILABILITY, PERFORMANCE AND AUTOMATED CORRECTIVE ACTION

     Our products feature server-resident software modules, commonly referred to as agents, that act as distributed monitoring and control points. These agents collectively deliver traffic management functions which enable multiple server systems to act as a single scalable, reliable computing platform. Our traffic management features allow our products to automatically route traffic to the best available server based on specified criteria, such as traffic type, server capacity or response time. Using our products, companies can also define and deliver differentiated classes of service, ensuring the appropriate allocation of server resources. For example, high priority visitors can be given access to faster responding application resources, while lower priority visitors can be directed to slower responding resources. Our adaptive platform automatically adjusts in response to changing infrastructure conditions. For example, a failing server can be automatically detected, and application traffic to that server can subsequently be rerouted to other performing servers to maintain service levels.

     REDUCED COSTS AND IMPROVED RETURN ON INVESTMENT

     Our active service level management products are designed to reduce costs for companies by enabling them to more efficiently utilize their network infrastructure and server system resources. For example, companies that use even a single server to run several applications can use our products to reduce the risk that one application will consume all of the available computing resources and thereby degrade the response time for the other application. Our product's traffic management, problem avoidance and service restoration features reduce the need for human monitoring and intervention, thereby lowering administrative and maintenance costs for our customers. In addition, our platform increases resource capacity utilization, reducing the need to invest in additional network and server systems while increasing return on investment of existing resources.

     Since our software runs on a variety of operating systems and server configurations it may be deployed on the most cost-effective systems to further reduce implementation costs.

     INTEGRATED MONITORING, MANAGEMENT AND SERVICE LEVEL CONTROL CAPABILITIES

     Our products provide companies with a consolidated, detailed view of their infrastructure, allowing them to monitor, manage and control response times and service levels from a single console. Our products automatically implement customer-defined configuration changes and enable companies to generate real-time and historical performance reports, reconfigure system options, add or remove infrastructure resources, and conduct maintenance and repairs from a single point of administration. We offer a fully integrated active service level management platform that incorporates real-time feedback of system status and health to provide automated, self-adjusting problem avoidance and service restoration.

     Advantages of Software Platform

     We believe that our software platform, compared to single-purpose hardware-based alternatives, provides distinct advantages, the most significant of which are highlighted below.

     FLEXIBILITY

     Our software-based platform offers our customers a high degree of flexibility and can be deployed within our customers' existing networking and server systems infrastructure typically without any changes to their physical networks. To address their growing requirements, our customers can easily add functionality or features provided by the most recent enhancement of our products by simply deploying the latest version of our software. In contrast, for customers to benefit from new functionality or features with a hardware alternative, they must go to the expensive and time-consuming task of removing old hardware from various locations and installing new equipment. Moreover, our software can be typically installed on our customers' existing distributed server systems regardless of existing network architecture, while hardware products generally require a device to be physically installed at each location.

     Our platform's rich feature set also gives companies the flexibility to implement and modify a broad range of active service level management capabilities, when and as they choose. In contrast, configurations of hardware products are generally more limited and are often constrained by the underlying hardware capability, and therefore, lack the flexibility to meet businesses different or changing needs.

     Our platform supports a broad range of computer hardware and operating systems, such as Solaris, Windows NT, AIX, Linux and HP/UX for eBusiness applications ranging from small to very large capacity. This flexibility allows our customers to choose the operating system or combinations of operating systems best suited for their needs.

     PERFORMANCE SCALABILITY

     The computing requirements to run our software products are distributed across a company's available computing resources. Companies benefit from this distributed architecture when they add new server systems to an eBusiness application to accommodate growing request volume. When new systems are added, the computing processing capacity grows accordingly. In contrast, hardware-based products, whose computing processing capacity remains constant, can introduce delays when a hardware device reaches its processing capacity limit.

     The benefit of the distributed processing approach becomes more important as traffic management processing requirements grow. These requirements are growing rapidly in response to both the increase in request volume to eBusiness applications and the increasing complexity of processing each request. The combined effect of these increases can quickly overcome the capacity of any individual hardware-based traffic management device.

     VISIBILITY AND CONTROL

     Our distributed software platform features agents, which provide local monitoring of the health and load of the hardware and software components of our customers' overall systems. Immediate feedback from these agents enables our customers to have a detailed view of the overall health of their infrastructure. Because these agents also provide points of direct control, our products can launch applications or services on back-up servers in response to increased site load or other problems.

     As a distributed, modular, active service level management platform, components of our software may be deployed independently and across multiple systems. Our platform's remote management capability allows our customers to configure, manage and control our distributed software components from a centralized location.


PRODUCTS AND SERVICES

     Our solution is a suite of software products and services. The products that make up our active service level management platform are Central Dispatch, Commander, Global Dispatch, the Enterprise Services Console and 360(degree) Services. Dispatch SLB-Now! is our entry-level server load balancing product that we make available for free over the Internet. Our products are open, software solutions that support industry standard computing platforms and operating systems including Solaris, Windows NT, AIX, Linux and HP/UX.

     CENTRAL DISPATCH

     Central Dispatch is a software traffic management solution for high traffic, eBusiness applications where high levels of availability and predictable performance are business critical. Central Dispatch's distributed software architecture enables multiple server systems to act as a single, scalable, reliable and easily managed server system. Central Dispatch is more than a server load balancing product because it allows for precise, real-time control of incoming traffic by intelligently routing requests to the server system best suited to respond. Central Dispatch can be quickly deployed into a customer's existing infrastructure, typically without altering the physical network architecture, for immediate improvements in the performance and availability of eBusiness applications.

     Central Dispatch enables server systems to be accessed through a single Internet Protocol address, or IP address. Since this IP address represents all of the server systems, users making requests for server resources at this IP address appear to be accessing a single, scalable, highly available server system. This allows content and applications to be replicated on multiple server systems for the highest availability, or segregated by type or by subject to maximize performance. The software-based architecture of Central Dispatch can accommodate new server system additions to achieve higher performance or to maintain performance levels as request volume increases. Since each server system in the Central Dispatch configuration can perform the request distribution function, Central Dispatch avoids introducing new potential failure points and provides high availability to eBusiness applications.

     Central Dispatch performs automatic, real-time distribution of incoming requests to available server system resources based on both server load and server health. In addition, by defining distinct priority levels for different users' requests and setting capacity thresholds, our customers' computer system administrators can use Central Dispatch to allocate or reserve server system capacity so that targeted service levels are more likely to be maintained.

     Our workload distribution technique enables Central Dispatch to avoid bottlenecks by enabling any server to return responses directly to the requester, which eliminates the need for a single server system to process both incoming and outgoing data. This avoids the potential bottleneck that may occur when an eBusiness application gets overloaded by requests.

     COMMANDER

     Commander is a software product that provides automated service level control for complex eBusiness applications. It provides resource monitoring, rapid problem diagnosis and isolation, and automated corrective response at the web server, application server and database server levels of the infrastructure. Commander integrates the key elements of traffic management and systems management to enable automated real-time control of service levels.

     Commander is used to establish and enforce service management rules that strive to maintain service levels within target ranges. When these rules are automatically enforced, they relieve our customers' computer system administrators of ongoing routine tasks such as continual site observation and manual performance tuning. Commander can capture the information gathered by its own software agents, Central Dispatch, Global Dispatch, as well as third party monitoring products, and can take action based on that information. Commander's testing, statistics and automated configuration adjustment capabilities, as well as its fault tolerant operation give systems administrators a comprehensive solution for effectively managing performance, availability and overall service levels. It also lets site managers centrally monitor end-user connectivity by verifying client access to a site through URL tests, host access tests, and other service availability tests.

     Commander monitors events throughout a site and processes them according to customer defined rules or policies that specify the appropriate action. The policies can specify that scripts or programs be executed to actively control service levels. Examples of policy-based controls include:

 - Direct requests away from a server system that depends upon a supplemental resource that is congested or responding too slowly

 - Increase, or decrease, request traffic to a server system when response times fall below, or above, specified thresholds

 - Enable a redundant, stand-by backup server system in a Central Dispatch site when the primary server system fails or becomes too busy

 - Monitor applications and server processes, as well as restart any that fail by executing policies customized to the customer's environment

     GLOBAL DISPATCH

     Global Dispatch is a software product that provides traffic management functions across geographically distributed eBusiness applications to consolidate multiple points of presence, or POPs, into a single, enterprise-wide resource. Global Dispatch uses site performance and availability metrics including network delays, server activity and service availability to direct users to the site best suited to respond.

     Global Dispatch provides features that can simplify administrative tasks such as database and content replication. Global Dispatch also incorporates features that allow a user to access an alternative POP when a particular resource, including an entire site, is unavailable due to failure or routine maintenance. Global Dispatch automatically monitors POPs for failures and only routes requests to available, healthy resources.

     ENTERPRISE SERVICES CONSOLE

     The Enterprise Services Console is a software product that provides a single unified view of enterprise wide deployments of multiple Central Dispatch and Global Dispatch installations. It also serves as an enterprise wide integration point for the exchange of information among our products. Our Enterprise Services Console enables remote monitoring of the applications and services deployed on our active service level management platform and can be used from any networked computer. Currently part of our managed services offering, the Enterprise Services Console can also be customized to establish thresholds for site activity, generate alerts and alarms and make platform adjustments to avoid service failures.

     360(DEGREE) SERVICES

     Our 360(degree) Services integrate our technology and expertise into recommendations using information on service quality and service health. These enable Internet services managers to test, deploy, maintain, automate, and optimize the quality of their Internet services. Our 360(degree) Services consists of CapTest and QualTest. CapTest provides online load and capacity testing to ensure that e-business sites can handle forecasted user loads under a wide range of conditions while still delivering the performance that yields high service quality. QualTest provides ongoing quality of service testing to measure and assess end-to-end service levels from the user's perspective from around the world and around the Internet.

     DISPATCH SLB--NOW!

     Dispatch SLB--Now! is our server load balancing software product that we make available free of charge over the Internet. It allows two servers to appear as a single unified server system. It is based on our patented traffic management technology, but is limited in the features it offers and the number of server systems it supports. Similar to Central Dispatch, companies can specify how requests are to be distributed across the server systems based on requested content type or status of the server systems.

     Users of our Dispatch SLB--Now! product have a clear migration path to our traffic management products and our complete active service level management platform as their requirements grow. Dispatch SLB--Now! is intended to promote widespread adoption of our server load balancing technology so as to further our strategy and establish our active service level management offerings as the de facto standard platform for eBusiness applications.

TECHNOLOGY

     At the heart of our Central Dispatch software product is our patented networking technology that enables requests to be transferred, or "hopped" from one server system to another. We call this technology a "TCP Connection Hop."

Central Dispatch determines which server system is best suited to respond based on:

 - the type of content requested
 - the identity of the client making the request
 - the current workload on the server system
 - the overall status of applications running on the server systems
 - other customer-specified criteria

This technology provides the following capabilities:

 - SINGLE IP ADDRESS. When a connection is hopped to the server system that will respond, the client is unaware that the response is coming from a different server system. As a result, all server systems in a Central Dispatch cluster appear to the client to behave as a single reliable, high performance server system.

 - TRIANGULAR DATA FLOW. Since the response is sent directly to the client, without requiring the data to flow back through the server system that originally received the request, the resulting triangular data flow eliminates the performance bottleneck that can occur when a single server system or network device must process all incoming and outgoing data. Additionally, since no individual server system is responsible for processing all data packets, Central Dispatch has computing resources to implement a rich traffic management feature set without degrading the throughput or overall performance of the platform.

 - NETWORK DESIGN FLEXIBILITY. A connection can be hopped to any server system independent of its location. This means that Central Dispatch can provide performance scalability and high reliability to server systems that are spread across an enterprise even if the server systems are in different physical locations.

     Global Dispatch takes advantage of our distributed software approach by distributing software on server systems to check the health and status of the Internet POPs to determine which one should be selected to receive incoming requests. With this distributed software approach, Global Dispatch and Central Dispatch can exchange information about server performance and availability at each location which can improve end-to-end traffic flow and response time.

     Commander leverages our distributed software architecture to collect information gathered by Commander, Central Dispatch and Global Dispatch agents, as well as third party monitoring products. Our event translation technology, which processes this information, allows Commander to automatically reconfigure Central Dispatch or Global Dispatch, or to run programs that have been predefined to take the necessary steps to restore a failed or slowly responding system resource.

CUSTOMERS

     We have over 400 customers worldwide. We believe that Resonate has established itself as a technology leader through a variety of industry firsts, including patented traffic management technologies, and as a provider of a range of solution capabilities that include server load-balancing, network traffic management and service level control.

     Our customers include Internet content publishers, Internet service providers, application service providers, web hosting services and corporate intranet sites that vary in complexity and sophistication, ranging from two or three individual web servers located in a single location up to several hundred server systems geographically distributed across multiple locations.

     In 2000, one individual customer, Charles Schwab & Co., accounted for 15% of our total revenue. In 1999, no individual customer accounted for 10% or more of our total revenue.

SALES AND MARKETING

     DIRECT SALES

     We promote and sell the majority of our products and services through our direct sales organization to corporate enterprises and service providers such as web site hosters and application service providers. As of December 31, 2000, we had 72 people in our sales organization and 26 in our marketing organization. We plan to increase the number of our direct sales personnel to increase the direct sales of our products and to support and develop leads for our indirect distribution channels.

     When an enterprise, an application service provider or a web hosting service provider chooses to deploy our products, it is typically necessary to add additional software product licenses as their computing environment grows to accommodate new users. Within these environments, our products allow our customers to deliver more reliable services and more easily scale their environment as necessary as their customer base grows. In addition, the management and control capabilities of our products simplify the administration of their multi server environment.

     INDIRECT SALES CHANNELS

     Our distribution strategy utilizes multiple indirect sales channels, including platform vendors, value added resellers/system integrators and independent software vendors. We market and sell our products through a variety of relationships with service companies and hardware and software vendors. Our professional services organization provides consulting and training to ensure that both companies who sell our products and our customers get the education and support they need to design and deploy our products.

     These indirect channels are aimed at increasing geographic sales coverage and addressing potential customers that would otherwise be beyond the reach of our direct sales organization. We intend to expand the types of companies with whom we have indirect sales relationships to include providers of Internet co-location facilities, web site hosting and application services. Our indirect sales channels enable us to effectively leverage our direct sales channels to accelerate revenue growth and to pursue our strategic objective of making our solution the de facto active service level management platform worldwide.

     RESONATE REACH PARTNER PROGRAM

 - Our REACH Partner Program is intended to help companies who comprise our indirect sales channel sell our products. We provide participants in the REACH Program with technical training, as well as sales and marketing support, to enhance their offerings through the recommendation or implementation of our platform. We offer REACH Program participants use of our logo, a listing on our web site, demonstration software, and sales, marketing and technical assistance materials. We work with each participant to tailor the elements of the program to each participant's sales and applications goals.

RESEARCH AND DEVELOPMENT

     We have made substantial investments to design and develop our active service level management platform. We have assembled a team of highly experienced network engineers, software developers, system architects and test engineers to design, implement and test our platform. As part of this development we have 3 patents pending and 2 patent issued which contain, in the aggregate, over 110 claims.

     The majority of our research and development activity has been directed towards feature enhancement and the development of new functionality to our products. Although we intend to continue to invest in research and development, we also plan to evaluate third party suppliers for complimentary technologies that might be integrated into our product offerings.

     Our research and development expenditures, excluding stock-based compensation of $3.5 million in 2000, $1.2 million in 1999 and $101,000 in 1998 were approximately $12.8 million in 2000, $6.8 million in 1999 and $3.2 million in 1998. We will continue to commit significant resources to research and development in the future. All research and development expenses have been expensed as incurred.

     The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of features and functionality, incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers.

COMPETITION

     Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors for our Central Dispatch and Global Dispatch products include Alteon Web Systems (Nortel Networks), Arrowpoint Communications (Cisco Systems), F5 Networks and Foundry Networks and other server load balancing and traffic management product suppliers. We expect to continue to face additional competition as new participants enter the service level management market. In addition, companies with greater resources and more established brand recognition and sales channels may form alliances or acquire competing traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate a load balancing or traffic management capability into their existing products in a manner that discourages users from purchasing our products. In the future, increased competition may come from systems and network management product providers including Tivoli Systems, BMC Software, Visual Networks, Micromuse and others. As these providers enhance their products to target the needs and requirements of Internet deployed applications, potential customers may choose their products over ours.

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information.

     The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grow and functionalities of products overlap. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us.

EMPLOYEES

     As of December 31, 2000, we had a total of 245 employees. Of the total number of employees, 76 were in engineering, 98 were in sales and marketing, 29 were in service and support, 7 were in business development and 35 were in operations and administration. None of our employees is subject to a collective bargaining agreement.

CORPORATE INFORMATION

     Resonate Inc. was incorporated in California July 1995 under the corporate name of Mediability Inc. In April 1996, we changed our corporate name to Resonate Inc. We reincorporated in Delaware in July 2000.


ITEM 2. PROPERTIES

     Our corporate headquarters are located in Sunnyvale, California, under a lease that expires in November 2003. We occupy approximately 53,600 square feet in this facility. We also lease space in Irvine, El Segundo and San Francisco, California; Englewood, Colorado; London, England; Miami, Florida; Paris, France; Norcross, Georgia; Chicago and Schaumburg, Illinois; McLean, Virginia; Iselin, New Jersey; White Plains, New York; Dallas, Texas; and Bellevue, Washington for our sales and related personnel. We believe that our existing facilities are adequate for our requirements through at least 2001 and that additional space can be obtained on commercially reasonable terms to meet future requirements.


ITEM 3. LEGAL PROCEEDINGS

     On September 12, 2000, we filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California. We believe Alteon infringes United States Letters Patent No. 5,774,660, entitled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to us on June 30, 1998. Alteon served its answer to our complaint in October 2000, in which Alteon denied our allegations and counterclaimed that our patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. The litigation is currently in the discovery phase and a trial date has been set for the summer of 2002.

     We are also involved in disputes in the normal course of business. We do not believe that the outcome of any of these disputes will have a material effect on our business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to Resonate's current executive officers.

NAME                       AGE        POSITION

Peter R. Watkins.......... 45  President, Chief Executive Officer and Director
Christopher C. Marino..... 40  Founder, Corporate Vice President and Director
Robert C. Hausmann........ 37  Vice President and Chief Financial Officer
Karen L. Styres........... 43  Vice President, Marketing
Karen Barnes.............. 50  Vice President, Engineering
A. Alan Button............ 53  Vice President, Worldwide Sales
David R. Guercio.......... 47  Vice President, Professional Services
Marcia Bartelmie.......... 50  Vice President, Human Resources

     Set forth below are the biographical summaries of our executive officers as of March 15, 2001:

     Peter R. Watkins joined Resonate as President and Chief Executive Officer and was appointed to our board of directors in February 2001. Mr. Watkins served as President and Chief Operating Officer of Network Associates, a supplier of security and availability solutions for e-business from December 1999 to December 2000. Mr. Watkins joined Networks Associates in May 1995 as Vice President of International Operations. From May 1995 to November 1999, Mr. Watkins also served in a number of other positions at Network Associates including Vice President of International Sales, General Manager and Vice President Net Tools Secure Division and Executive Vice President of Product Development and Services. Mr. Watkins holds a B.A. in economics from Wesleyan University and an M.B.A. from Yale University.

     Christopher C. Marino founded Resonate in July 1995. Mr. Marino has been our Corporate Vice President since August 1998 and has been a member of our board of directors since August 1995. From August 1995 to August 1998, Mr. Marino served as our President and Chief Executive Officer. Mr. Marino holds a B.S. in electrical engineering from Columbia University, an M.S. in electrical engineering and computer science from the University of California at Berkeley and an M.B.A. from Stanford University.

     Robert C. Hausmann has been our Vice President and Chief Financial Officer since September 1999. From September 1997 to September 1999, Mr. Hausmann was Chief Financial Officer at Mohr Davidow Ventures, a venture capital firm. Mr. Hausmann also acted as Chief Financial Officer for certain portfolio companies of Mohr Davidow. From October 1991 to September 1997, Mr. Hausmann was Vice President and Chief Financial Officer of Red Brick Systems, a provider of data warehousing solutions. Mr. Hausmann holds a B.A. in finance and accounting from Bethel College and an M.B.A. from Santa Clara University.

     Karen L. Styres has been our Vice President of Marketing since March 1999. From December 1995 to February 1999, Ms. Styres was Vice President, Marketing for Diffusion, Inc., a vendor in the customer relationship management market. Ms. Styres holds a B.A. in marketing from the University of Kentucky and an M.B.A. from the University of California at Berkeley.

     Karen S. Barnes has been our Vice President of Engineering since March 1999. From July 1997 to March 1999, Ms. Barnes was business unit manager at Legato Systems, a developer of enterprise-strength storage management software for the enterprise computing market. From July 1995 to July 1997, Ms. Barnes was director of Solaris Engineering at Sun Microsystems. Ms. Barnes holds a B.A. in mathematics from the University of California at Berkeley.

     Alan Button has been our Vice President of Worldwide Sales since February 2000. From 1986 through February 2000, Mr. Button served in various capacities with Hewlett-Packard Corporation, most recently as Vice President and General Manager, Sales and Marketing for Hewlett-Packard's Customer Support and Professional Services Group. Mr. Button holds a B.A. in history from UCLA.

     David R. Guercio has been our Vice President of Professional Services since September 1999. From January 1995 to September 1999, Mr. Guercio was Vice President of Business Operations and Customer Services at NeoVista Software, a provider of business intelligence applications and technology. Mr. Guercio holds a B.S. in finance and an M.B.A. from Santa Clara University.

     Marcia Bartelmie has been our Vice President of Human Resources since March 2000. From November 1996 until March 2000, Ms. Bartelmie was a principal with PeopleVision Inc., a provider of strategic human resource consulting to venture-backed start-up companies. From 1988 to 1996, Ms. Bartelmie held management positions, including Vice President of Human Resources from 1993 to 1996, for Borland International, a software company. Ms. Bartelmie holds a B.A. in history from Santa Clara University.

     There are no family relationships among any of our directors or executive officers. All executive officers are appointed by our board of directors on an annual basis and serve until their successors have been duly appointed and qualified.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $0.0001 per share, is traded on the Nasdaq National Market under the symbol RSNT. We completed our initial public offering on August 2, 2000 and trading commenced on August 3, 2000. The following table sets forth the high and low closing sales prices of our common stock from August 3, 2000 through December 31, 2000. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

           Fiscal 2000                        High                Low
           ---------------                  ---------          --------
           Third Quarter*                    $44.25              $29.88
           Fourth Quarter                     47.50                9.50

           ---------------
           *Commencing August 3, 2000

     The closing price of our common stock as reported on the Nasdaq National Market on March 15, 2001 was $3.31. As of March 2, 2001, there were approximately 300 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

     We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain any earnings for use in our business.

     During the year ended December 31, 2000, we issued an aggregate of 835,642 shares of our Common Stock as a result of the exercise of options under our 1996 Stock Option Plan, for gross proceeds of approximately $1.2 million. These purchases and sales were exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

     In March 2000, we issued 514,668 shares of our Series E Preferred Stock at $19.43 per share for net proceeds of approximately $10 million. These sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. The 514,668 shares of our Series E Preferred Stock were automatically converted into 514,668 shares of our common stock upon the closing of our initial public offering on August 8, 2000.

     In July 2000, we issued 1,389,603 shares of our Series F Preferred Stock to three strategic investors for $19.43 per share for an aggregate of $27 million. These sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. The 1,389,603 shares of our Series F Preferred Stock were converted into 1,607,142 shares of common stock upon the closing of our initial public offering on August 8, 2000.

     As of December 31, 2000, we had not yet used any funds from the initial public offering. We expect to use the net proceeds from the initial public offering to develop products and support activities, to expand selling and marketing infrastructure including capital expenditures and for working capital purposes. We may also use a portion of the net proceeds from the offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to continue to invest them in short-term, interest-bearing, investment-grade securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other information contained in this Annual Report on Form 10-K.

     The statement of operations data set forth below for each of the years in the five-year period ended December 31, 2000 and the balance sheet data as of December 31, 2000 are derived from, and qualified by reference to, our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                     Years Ended December 31,
                                                 ------------------------------------------------------------------
                                                   2000          1999           1998          1997          1996
                                                 ---------    ----------    ---------        -------       --------
                                                                (in thousands, except per share amounts)
Statement of Operations Data:
Total revenue.................................. $   19,994    $    9,914     $   2,695      $    445     $       10
Cost of revenue (1).............................     6,847         1,410           323            84             --
                                                ----------    ----------      --------       -------       --------
Gross profit....................................    13,147         8,504         2,372           361             10
Operating expenses (2)..........................    58,681        27,263        10,177         4,194          1,107
                                                ----------    ----------      --------       -------       --------
Loss from operations............................   (45,534)      (18,759)       (7,805)       (3,833)        (1,097)
                                                ----------    ----------      --------       -------       --------
Net loss .......................................   (43,115)      (18,865)       (7,671)       (3,711)        (1,174)
Beneficial conversion of Series F preferred stock    6,750            --            --            --             --
                                                 ---------    ----------      --------       -------       --------

Net loss attributable to common stockholders... $  (49,865)   $  (18,865)    $  (7,671)     $ (3,711)    $   (1,174)
                                                ==========    ==========     =========      ========     ==========

Net loss per share attributable to common
     stockholders (basic and diluted)..........$    (3.41)    $   (4.18)      $ (1.90)       $(1.20)       $ (0.55)
                                               ===========    ==========      ========       =======       ========
Weighted average shares used in computation
     of net loss per share attributable to common
     stockholders (basic and diluted)..........$    14,609    $    4,513      $  4,048       $ 3,083       $  2,136
                                               ===========    ==========      ========       =======       ========

Balance Sheet Data:
Cash, cash equivalents and investments......... $  109,034    $   11,999     $   4,322      $  2,343     $      122
Working capital (deficit).......................   102,749         7,674         4,153         1,777           (251)
Total assets....................................   121,943        18,386         7,652         3,088            337
Long term debt, net of current portion..........     2,889         3,346           521           235             35
Mandatorily redeemable convertible
     preferred stock............................        --        28,401        15,122         5,206            --
Total stockholders' equity (deficit)............   105,167       (21,757)      (10,006)       (3,130)           (90)

------------------------
(1) Includes stock-based compensation of $1,610; $306; $4; $0 and $0, respectively
(2) Includes stock-based compensation of $12,927; $5,482; $874; $0 and $0, respectively
----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These forward-looking statements are typically denoted in this report by the phrases "anticipates," "believes," "expects," "plans," and similar phrases. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences are discussed in this item under the heading "Risk Factors" on page 23 of this report and the risks discussed in our other Securities and Exchange Commission filings.

     The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We develop and market a family of software products and services that ensure high levels of availability and performance for Internet, intranet and extranet applications. Our family of software products integrates network traffic management and systems monitoring and management functions, which together provide real-time monitoring, reporting and automated service level control of eBusiness applications. We call the collection of capabilities that our products provide active service level management.

     Resonate was founded in July 1995 and began substantive operations in April 1996. From April 1996 through the first quarter of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product, Central Dispatch, and first generated revenue from software license fees and implementation and consulting fees, in the first quarter of 1997. We released our Global Dispatch software product in the first quarter of 1998 and our Commander software product in the third quarter of 1999. In the year ended December 31, 2000, we derived approximately 75% of our product revenue from our Central Dispatch product. Although our revenue increased in each quarter during 1999 and through the first nine months of 2000, we incurred significant costs to develop our technology, products and services, to continue the recruitment of research and development personnel, to build a sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount increased from 42 at December 31, 1997 to 245 at December 31, 2000.

     We market and sell our software products through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value added resellers, web hosting services and system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. We derived revenue of $1.0 million from these reseller arrangements in 2000.

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                            Years Ended December 31,
                                      -----------------------------------
                                       2000         1999           1998
                                      ---------    ---------    ---------
Revenue:
   Product                                74.4%         80.7%        88.1%
   Services                               25.6          19.3         11.9
                                      --------     ---------    ---------
       Total revenue                     100.0         100.0        100.0
                                      --------     ---------    ---------
Cost of revenue:
   Product                                 1.6           0.6          1.4
   Services                               32.6          13.6         10.6
                                      --------     ---------    ---------
       Total cost of revenue              34.2          14.2         12.0
                                      --------     ---------    ---------
Gross profit                              65.8          85.8         88.0
                                      --------     ---------    ---------
Operating expenses:
   Research and development               81.4          80.5        123.1
   Sales and marketing                   159.7         136.3        189.9
   General and administrative             52.4          58.2         64.6
                                      --------     ---------    ---------

       Total operating expenses          293.5         275.0        377.6
                                      --------     ---------    ---------
Loss from operations                    (227.7)       (189.2)      (289.6)
Interest and other income                 16.7           5.1          7.4
Interest and other expense                (4.6)         (6.2)         2.4
                                      ---------      --------   ---------
Net loss                                (215.6)%      (190.3)%     (284.6)%
                                      =========    ==========   ==========

REVENUE AND REVENUE RECOGNITION POLICY

     Our total revenue was $20.0 million in 2000, $9.9 million in 1999 and $2.7 million in 1998, and was comprised of sales of software products and related services fees from implementation, consulting, training and support. Product revenue was $14.9 million in 2000, $8.0 million in 1999 and $2.4 million in 1998. Services revenue was $5.1 million in 2000, $1.9 million in 1999 and $322,000 in 1998. Product revenue accounted for 74.4% of revenue in 2000, 80.7% of revenue in 1999 and 88.1% of revenue in 1998. Services revenue accounted for 25.6% of revenue in 2000, 19.3% of revenue in 1999 and 11.9% of revenue in 1998. The increase in our service revenue as a percentage of revenue is primarily due to service revenue having increased 371.3% from 1998 to 1999 and 384.1% from 1999 to 2000 as a result of new service offerings, as well as an increase in the number of customers purchasing maintenance contracts. We currently expect services revenue to be between 20% and 25% of our total revenue for future periods.

     The increase in our revenue year-to-year is due to several factors including:

 - The introduction of new products - Global Dispatch in the first quarter of 1998 and Commander in the third quarter of 1999
 - Increased investment in our sales and marketing organizations, including the hiring of sales personnel and an increase in advertising and other marketing programs
 - Establishment of additional indirect sales partners, including server system vendors, value-added resellers/system integrators and independent software vendors from 1998 to 2000
 - Increases in sales to new and existing customers in 1999 and 2000
 - Increasing market acceptance of the need for service level management solutions

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB 101.

     We have entered into a limited number of contracts that involve significant implementation or customization essential to the functionality of our product. Product and services revenue under such arrangements is recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. We classify revenue from these arrangements as product and services revenue, respectively, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

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

     Services revenue consists of professional services and maintenance fees. Professional services primarily consist of software installation and integration, consulting and training. Professional services revenue is recognized as such services are performed. Services revenue from maintenance agreements, which include services such as technical product support and unspecified product upgrades, is recognized ratably over the term of the agreement, generally one year.

     In 2000, one individual customer, Charles Schwab & Co., accounted for 15% of our total revenue. In 1999 and 1998, no individual customer accounted for 10% or more of our total revenue.

COST OF REVENUE

     Cost of revenue was $5.2 million in 2000, $1.1 million in 1999 and $319,000 in 1998, excluding stock- based compensation of $1.6 million in 2000, $306,000 in 1999 and $4,000 in 1998. The increases in our cost of revenue were primarily due to an increase in our cost of services revenue, which was $6.5 million in 2000, $1.3 million in 1999 and $286,000 in 1998. Cost of services revenue as a percentage of cost of revenue was 95.3% in 2000, 95.6% in 1999 and 88.5% in 1998. Cost of product revenue as a percentage of cost of revenue was 4.7% in 2000, and 4.4% in 1999 and 11.5% in 1998. The increase in cost of services revenue each year resulted primarily from the hiring of additional employees. Our negative gross margin from services in 2000 is primarily attributed to stock-based compensation which increased from $306,000 in 1999 to $1.6 million in 2000.

     We expect our cost of services revenue to decline, primarily as a result of the closing of our Remote Managed Services operations in January 2001. We expect cost of services revenue as a percentage of services revenue to vary from period to period depending on the mix of services we provide and the overall utilization rates of professional services staff.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

     Research and development expenses were $12.8 million in 2000, $6.8 million in 1999 and $3.2 million in 1998, excluding stock-based compensation charges of $3.5 million in 2000, $1.2 million in 1999 and $101,000 in 1998. Substantially all of the increases in research and development expenses from year-to-year were related to an increase in the number of software engineers and other technical staff supporting the quality assurance, development and testing of new products. As a percentage of revenue, total research and development expenses were 81.4% in 2000, 80.5% in 1999 and 123.1% in 1998. The decrease in total research and development expenses as a percentage of revenue from 1998 to 1999 was primarily due to revenue growing faster than our research and development expenses, including increasing sales of our new and existing products. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods, but may fluctuate as a percentage of revenue from period to period.

 SALES AND MARKETING

     Sales and marketing expenses were $26.8 million in 2000, $11.3 million in 1999 and $4.7 million in 1998, excluding stock-based compensation charges of $5.1 million in 2000, $2.2 million in 1999 and $379,000 in 1998. The increase in sales and marketing expenses resulted primarily from building a direct sales force and investing in sales and marketing infrastructure. Approximately 73% of the increase was due to personnel-related expenses, recruiting expenses and travel expenses. An additional 15% of the increase related to increased marketing activities, including tradeshows and advertising. The remaining increase was attributable to related facility costs and equipment. As a percentage of revenue, total sales and marketing expenses were 159.7% in 2000, 136.3% in 1999 and 189.9% in 1998. The decrease in total sales and marketing expenses as a percentage of total revenue from 1998 to 1999 was primarily due to revenue growing faster than our sales and marketing expenses. The increase in total sales and marketing expenses as a percentage of total revenue from 1999 to 2000 was primarily due to our revenue growing more slowly than our sales and marketing expenses. We believe our revenue grew more slowly than our sales and marketing expenses because of the general economic slowdown in our industry, beginning in the second half of 2000, while our expenses from building a direct sales force continued to grow. We anticipate that these sales and marketing expenses will continue to increase in absolute dollar amounts in future periods as we continue to expand our sales and marketing efforts, but may fluctuate as a percentage of total revenue from period to period.

 GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $6.2 million in 2000, $3.6 million in 1999 and $1.3 million in 1998, excluding stock-based compensation $4.3 million in 2000, $2.1 million in 1999 and $394,000 in 1998. Substantially all of the increases in general and administrative expenses resulted from the addition of executive, finance and administrative personnel to support the growth of our business. As a percentage of revenue, total general and administrative expenses were 52.4% in 2000, 58.2% in 1999 and 64.6% in 1998 primarily due to revenue growing faster than our total general and administrative expenses. We expect general and administrative expenses to continue to increase as we add personnel to support expanding operations, incur additional costs related to the growth of our business, and continue the reporting requirements of a public company. These expenses, however, may fluctuate as a percentage of revenue from period to period.

 STOCK-BASED COMPENSATION

     Stock-based compensation consisted of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. We recorded aggregate deferred compensation of $9.8 million in 2000, $21.6 million in 1999 and $4.1 million in 1998, related to stock transactions with employees. Of the deferred compensation, $14.5 million was amortized in 2000, $5.8 million was amortized in 1999 and $878,000 was amortized in 1998. See Note 9 of Notes to

Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation. The remaining deferred compensation is expected to be amortized as follows: $8.4 million in 2001, $4.3 million in 2002, $1.6 million in 2003 and $55,000 in 2004.

INTEREST AND OTHER INCOME

     We had interest and other income of $3.3 million in 2000, $506,000 in 1999 and $200,000 in 1998. The increases in interest and other income resulted from interest earned from higher cash balances on hand as a result of sales of our preferred stock in 1999 and 2000 as well as proceeds from our initial public offering in August 2000.

INTEREST AND OTHER EXPENSES

     We had interest and other expenses of $926,000 in 2000, $612,000 in 1999 and $66,000 in 1998. The increases in interest and other expenses resulted primarily from the interest paid on higher debt and capital lease obligation balances in 1999 and 2000, including working lines of credit.

PROVISION FOR INCOME TAXES

     As of December 31, 2000, we had approximately $51.6 million of federal and $22.3 million of state net operating loss carryforwards available to reduce future taxable income. As of December 31, 1999, we had approximately $23.5 million of federal and $11.6 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2010 and 2003 for federal and state tax purposes, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited. Events which cause limitation in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. We have provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management primarily considered factors such as our history of operating losses and expected future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations through December 31, 2000 primarily through our private placements of equity securities and, to a lesser extent, revenue, subordinated debt and lines of credit. As of December 31, 2000, our principal sources of liquidity included $109.0 million of cash, cash-equivalents and investments.

     Effective August 2, 2000, we issued 4,600,000 shares of our common stock at an initial public offering price of $21.00 per share. The proceeds from the offering, net of offering costs were approximately $88.0 million. Concurrent with the closing of our initial public offering, each outstanding share of our convertible preferred stock was automatically converted into common stock. In connection with the issuance of the Series F Preferred Stock, we recorded a charge to additional paid in capital of $6.8 million representing the fair value of the beneficial conversion feature of the Series F Preferred Stock.

     Cash used in operating activities during 2000 was $24.7 million and was attributable to a net loss of $27.8 million before stock based compensation charges of $14.5 million and charges for stock issued for services of $746,000. In 2000, we generated cash from an increase in accounts payable of $149,000 and accrued liabilities of $2.2 million. We also generated cash from an increase of $2.1 million in our deferred revenue balance resulting from increased sales of maintenance which are generally recognized over a one year period, and other products and services to be delivered in the future. These increases were partially offset by increases in accounts receivable of $2.9 million and prepaid expenses of $1.1 million as a result of an increased demand in our working capital requirements. In 1999, cash used in operating activities was $9.4 million and was attributable to a net loss of $12.4 million before stock based compensation charges of $5.8 million and charges for stock issued for services of $646,000. In 1999, we generated cash from an increase in accounts payable of $697,000 and accrued liabilities of $1.0 million. We also generated cash from an increase of $2.6 million in our deferred revenue balance resulting from increased sales of maintenance which are generally recognized over a one year period, and other products and services to be delivered in future periods. These increases in cash in 1999 were partially offset by an increase in accounts receivable of $2.2 million as a result of an increased demand in our working capital requirements. Net cash used in operating activities totaled $7.2 million in 1998 and was attributable primarily to a net loss of $6.8 million before stock based compensation charges of $878,000 and partially offset by an increase in accounts receivable of $1.5 million.

     Net cash used in investing activities totaled $30.1 million in 2000, $7.0 million in 1999 and $819,000 in 1998. The increases from period-to-period resulted primarily from the purchase of property and equipment to support our growth, as well as the purchases of short-term investments of approximately $41.0 million in 2000 and $7.0 million in 1999. In 2000, the purchases of short-term investments were offset by maturities of short-term investments of $15.0 million. Capital expenditures, including those under capital leases, were $5.1 million in 2000, $1.7 million in 1999 and $1.1 million in 1998. Our capital expenditures consist primarily of purchases of computer equipment and software, furniture and fixtures and leasehold improvements.

     Net cash provided by financing activities totaled $125.8 million in 2000, $17.1 million in 1999 and $10.0 million in 1998. The increases from period-to-period resulted primarily from the net proceeds from sale of our equity securities and borrowings.

     We have two subordinated debt facilities with a lending institution under which we were originally entitled to borrow up to $3.5 million and $1.5 million. At December 31, 2000, of our original borrowings of $3.5 million and $1.5 million, $1.6 million and $681,000 were outstanding under these facilities. These facilities expire in March and June 2002. Interest on the subordinated debt facilities is fixed between 12.0% and 12.5%. The subordinated debt facilities are collateralized by our assets and are subject to certain financial covenants. As of December 31, 2000, obligations under subordinated debt were $1.7 million in 2001 and $585,000 in 2002

     We also maintain an equipment line of credit and a working capital line of credit with a commercial bank. The equipment line of credit, expiring in June 2002, permits us to borrow up to $3 million at the bank's prime rate plus 0.5%, resulting in a rate of 10.0% at December 31, 2000. At December 31, 2000, $3.0 million was outstanding under the equipment line of credit. As of December 31, 2000, our obligations under our equipment line of credit are $1.2 million in 2001, $1.0 million in 2002 and $833,000 in 2003. The working capital line of credit, expiring in May 2001, permits us to borrow up to $5.0 million at the bank's prime rate plus 0.25%, resulting in a rate of 10.0% at December 31, 2000. At December 31, 2000, there were no borrowings outstanding under this line of credit. Both credit lines are collateralized by our assets and are subject to nonfinancial covenants.

     As of December 31, our additional commitments consisted of obligations under our operating and capital leases. Future lease commitments for our office facilities and equipment are $3.3 million in 2001, $2.4 million in 2002 and $1.8 million in 2003.

     We believe that our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000. We will adopt SFAS 133 in the quarter ending March 31, 2001. We did not engage in hedging activities or invested in derivative instruments and accordingly, SFAS 133 did not have a material impact on our financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.


RISK FACTORS

     This report contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and other factors discussed elsewhere in this report. These risk factors should be considered carefully in evaluating our business and us.

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

     We intend to increase our operating expenses, particularly expenses relating to expanding our direct sales force, adding to the number of relationships within our indirect distribution channels and increasing levels of research and development. As a result, we will need to generate significant additional revenue to achieve and maintain profitability in the future. Moreover, failure to achieve and sustain significant increases in our quarterly net sales could cause us to curtail planned increases in our operating expenses, which would adversely impact our ability to grow our business.

THE PLANNED EXPANSION OF OUR DIRECT SALES FORCE WILL INVOLVE SIGNIFICANT EXPENSE TO US, AND MAY NOT SUCCEED.

     During 2000, we increased and expect to continue to increase the number of our direct sales personnel to both support and develop leads for our indirect distribution channels and increase the direct sale of our products. This expansion will significantly increase personnel costs and related expenditures. We do not expect new sales personnel to be productive immediately, and we cannot assure you that costs of this expansion will not exceed the revenue generated by the new sales personnel. We also cannot assure you that we will be successful in hiring our target number of sales personnel.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND MAY BE SUBJECT TO SEASONALITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. Factors that could cause our operating results to fluctuate include:

 - Changes in the mix of products and services we sell

 - The timing of the development and release of enhanced versions of Central Dispatch, Commander, Global Dispatch and Enterprise Service Console, as well as future product enhancements and new products

 - Deferrals of customer orders in anticipation of product enhancements or new products

 - Announcement or market acceptance of new products or product enhancements offered by our competitors

 - The mix of channels through which we sell our products

 - The timing and amount of orders from companies who sell our products through our indirect distribution channel

 - The size and timing of large transactions may yield revenue fluctuations that are inconsistent with prior or subsequent periods

 - General economic conditions specific to the active service level management industry or generally relating to information technology spending

     Because of these factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. Operating results were below expectation in the fourth quarter of 2000. Our operating results will likely also be below the expectations of public market analysts and investors in some future quarter or quarters. If this occurs, the price of our common stock will probably decline.

     A delay in anticipated sales beyond the end of a particular quarter may harm our results of operations for that quarter. We experienced this type of delay in the fourth quarter of 2000. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends, and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, we may suffer unexpected losses because only a small portion of our expenses varies with our revenue.

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

IF WE FAIL TO SUCCESSFULLY EDUCATE POTENTIAL CUSTOMERS REGARDING THE BENEFITS OF OUR ACTIVE SERVICE LEVEL MANAGEMENT SOLUTIONS, OUR ABILITY TO SELL OUR PRODUCTS AND GROW OUR BUSINESS WILL BE SEVERELY LIMITED.

     Our future success depends on widespread commercial acceptance of our products. The market for active service level management solutions is relatively new and rapidly evolving. If we are unable to educate our potential customers, and the market in general, of the advantages of our software based active service level management solutions over hardware based server load balancing products and network system management products, our ability to sell our products will be severely limited. Rather than utilizing comprehensive active service level management solutions, most web data center administrators manage their services by adding servers and interconnecting a variety of single function systems and traffic management tools. In addition, our competitors offer a wide variety of hardware or software products that purport to serve the needs addressed by our products. Our ability to increase revenue in the future depends on the extent to which our potential customers recognize the value of our integrated active service level management solutions. The acceptance of our products and services may also be hindered by:

 - The reluctance of our prospective customers to replace or supplement their current networking products, which may be supplied by more established vendors, with our products

 - The emergence of new technologies or industry standards, which could cause our products to be less competitive or become obsolete

     In addition, because the market for active service level management solutions is in an early stage of development, we cannot accurately assess the size of the market, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products that could address those needs and establishing a distribution strategy for these products.

IF OUR CENTRAL DISPATCH, COMMANDER, GLOBAL DISPATCH OR ENTERPRISE SERVICE CONSOLE PRODUCTS OR OTHER NEW PRODUCTS, PRODUCT ENHANCEMENTS OR SERVICES FAIL TO ACHIEVE CUSTOMER ACCEPTANCE, OUR GROWTH AND REVENUE WILL BE LIMITED.

     Rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards characterize our industry. Our existing products will be rendered less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand or ensure that they interoperate with current and emerging networking technologies. The success of our products will depend on factors including:

 - Their ability to meet customer needs and expectations regarding features and performance

 - Our ability to accurately anticipate industry trends and changes in technology standards

 - Timely completion and introduction of new product designs and features

     Further, because the market is new for products that facilitate the efficient processing of data and transactions across computer networks, potential customers in this market may be confused or uncertain about the relative merits of these products or which product to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from purchasing our products, which could limit our revenue growth.

OUR SALES OF CENTRAL DISPATCH GENERATED APPROXIMATELY 75% OF OUR PRODUCT REVENUE IN 2000, AND A DECLINE IN OUR SALES, IN ABSOLUTE DOLLARS, OF CENTRAL DISPATCH COULD MATERIALLY HARM OUR RESULTS OF OPERATIONS.

     In 2000, we derived approximately 75% of our product revenue from sales of our Central Dispatch product, and we expect to derive a significant portion of our revenue from sales of Central Dispatch for at least the next two years. Our ability to sell Central Dispatch depends upon its ability to solve critical network performance and availability problems of our customers. If Central Dispatch is unable to solve these problems for our customers, our ability to maintain our existing customer base and to obtain new customers for Central Dispatch will be adversely impacted, which would result in a substantial loss of revenue or an inability to grow our revenue.

OUR ABILITY TO GROW OUR BUSINESS DEPENDS UPON INCREASED DEMAND FOR OUR PRODUCTS FROM CORPORATE ENTERPRISES AND THE EXTENT TO WHICH OUR PRODUCTS CAN ACCOMMODATE THE NEEDS OF CORPORATE ENTERPRISES.

     We cannot assure you that corporate enterprises, who typically operate in complicated information technology environments, will widely adopt active service level management solutions to facilitate their data and transaction processing needs. Our ability to grow our business will depend upon the extent to which corporate enterprises adopt active service level management solutions. Moreover, if corporate enterprises require significantly different product features for our active service level management solutions, whether as a result of choosing to outsource some or all of their applications to applications service providers or otherwise, we will be required to enhance or modify our products in this manner. As a result, we could incur delays in introducing enhanced or modified versions of our products, delays in capturing enterprise customers and significant expense. Any of these alternatives will limit our ability to grow our business and could result in higher net losses.

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUES TO WORSEN.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the growth of the economy remains stagnant, our customers may reduce their spending on active service level management solutions. If that happens, our revenues could suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results and financial condition.

     Our software products and services are designed for customers that use the Internet and Internet-based technologies to conduct business. While growth of electronic business has been rapid, many companies within the Internet sector have experienced a slowdown beginning in the second quarter of 2000 and accelerating in 2001. Slowdowns in the Internet sector have adversely affected the ability of some of our customers to timely fulfill their payment obligations to us. During 2000, we wrote off accounts receivable of approximately $128,000 as a result of the insolvency of three of our customers. To the extent we are required to write off more accounts receivable, our results of operations will be harmed.

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

     We expect to continue to face additional competition as new participants enter the active service level management markets. In addition, other large companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate a load balancing or traffic management component into existing products in a manner that discourages users from purchasing our products. In addition, our competitors may choose to significantly reduce their prices and we may be forced to match their price reductions in order to remain competitive. Price reductions could significantly lower our revenue or increase our operating losses.

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

     The typical sales cycle of our active service level management products can be lengthy and unpredictable and involves significant capital investment decisions by prospective customers, as well as education of potential customers regarding the benefits of our software-based solutions. The sales cycle for our products has ranged from one to three months for sales to smaller customers to up to one year or more for sales to large, established enterprises. As we increasingly target enterprise customers, we expect our average sales cycle to lengthen. If sales forecasted from specific customers for a particular quarter are not realized in that quarter, we may be unable to compensate for the revenue shortfall causing our operating results to vary significantly from quarter to quarter. A significant variation in our quarterly results could result in volatility in our stock price.

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

     We depend upon our relationships with Hewlett-Packard, IBM and Sun Microsystems to help distribute and market our products. Although we have developed distribution and marketing relations with these three companies and a limited number of other server system vendors, independent software vendors, application service providers, value-added resellers, systems integrators and web hosting services, we cannot control the amount or timing of resources that these third parties devote to our business. We cannot assure you that the third parties who currently market our products will do so effectively, and we may not be able to maintain our existing relationships with these third parties. In addition, our arrangements with third parties typically do not restrict them from working with our competitors. In the event one or more of these third parties were to acquire or significantly increase their relationships with one or more of our competitors, their incentive to continue to devote their resources to selling our products could decline and our revenue could suffer accordingly. If any of these relationships is terminated, we may not be able to develop or maintain substitute marketing and distribution relationships.

IF WE DO NOT EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, OUR ABILITY TO SUSTAIN OR INCREASE OUR SALES WILL BE HARMED.

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

     We intend to continue to expand our sales efforts in international markets. We have only limited experience in marketing, selling and supporting our products internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 5% of our revenue for the year ended December 31, 2000.

     In order to increase our international sales, we intend to expand the number of relationships with third parties who sell our products internationally and develop a direct international sales presence. We may incur higher personnel costs establishing international offices and hiring international sales staff, which may not result in an increase in our revenue. We may not be able to maintain our operating margins for international sales due to the higher costs of these sales.

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

 - Legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers

 - Reduced protection of intellectual property in other countries

 - Longer collection cycles and increased difficulty in collecting delinquent or unpaid accounts

 - Fluctuations in the value of the U.S. dollar relative to other currencies

 - Potentially adverse tax consequences

 - Political and economic instability

 - Costs relating to the granting of equity to international employees

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

     We currently have a small professional services and customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The installation of active service level management solutions, the integration of these solutions into existing networks and the ongoing support can be complex. Accordingly, we need highly trained professional services and customer support personnel. Hiring professional services and customer support personnel is very difficult in our industry due to the limited number of qualified candidates available.

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

     In September 2000, we filed a lawsuit for patent infringement against Alteon Websystems, which has since been acquired by Nortel Networks. This action could require us to expend significant financial resources to protect our intellectual property, and may consume valuable management time. The litigation is currently in the discovery phase and a trial date has been set for the summer of 2002.

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

     Since the introduction of our product line, we have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on all of our management, systems and resources. We have increased the number of our employees from 42 at December 31, 1997 to 245 at December 31, 2000. We expect our growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources. If we are unable to manage our growth effectively, our business and results of operations may be seriously harmed.

WE DEPEND ON OUR KEY PERSONNEL AND LOSS OF ANY KEY PERSONNEL MAY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

     Our success depends to a significant degree upon the continued contributions of our key management, product development, sales and marketing and finance personnel, many of whom would be difficult to replace. Competition for qualified key personnel is intense, especially in Northern California where we are headquartered, and we may not be able to hire the quality of key personnel we are targeting. If we were to lose the services of key personnel, we may not be able to successfully execute our new product strategies, sales and marketing initiatives and financial business models. In particular, we rely on our President and Chief Executive Officer, Peter Watkins. If we were to lose the services of Mr. Watkins, our business and results of operations could be harmed. Other than Mr. Watkins, we do not maintain employment agreements for any of our key personnel. We do not maintain key person life insurance for any of our personnel.

THE DEVELOPMENT OF NEW OPERATING SYSTEMS, THE EMERGENCE OF NEW NETWORK STANDARDS OR THE DISCONTINUATION OF SUPPORT FOR A GIVEN STANDARD COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE, LESS COMPETITIVE OR REQUIRE US TO REDESIGN OUR PRODUCTS.

     Our products operate on Solaris, Windows NT, AIX, Linux and HP/UX operating systems, and features of our products are dependent upon the network standards used by a customer. If new operating systems are developed or new network standards emerge, our failure to modify our products in a timely or cost effective manner could limit our potential customer base, which would adversely affect our ability to increase our revenue. Furthermore, we will need to modify our products or develop new versions of our products as new versions of operating systems are developed. Similarly, if we decide to discontinue support of a given standard, those customers or potential customers who utilize that standard may be unable or unwilling to buy our solutions. If we fail to continue to develop new products to respond to changes in computer networks and operating systems, or if we determine not to continue to support an operating system, our ability to grow our business will suffer.

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

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS BECAUSE WE DO NOT HAVE A SEPARATE GEOGRAPHICALLY LOCATED BACKUP SYSTEM.

     We currently do not have fully redundant systems for our service at an alternate site. All of our primary computer systems are located in our principal headquarters in Sunnyvale, California. Sunnyvale exists on or near a known earthquake fault zone. Although our facility which hosts our computer systems, is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as all of our facilities are located in California.

WE MAY NEED TO RAISE ADDITIONAL FUNDS, WHICH MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL.

     We believe that our cash from operations and our initial public offering will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. The estimate of the time period in which our cash resources will be sufficient to meet our working capital and capital expenditure needs is a forward looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors, including our development and introductions of new products and expansion in the number of our personnel. We may need to raise additional funds prior to the end of the next twelve months or at a later date. We cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS AND THEIR AFFILIATES ARE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of March 2, 2001, our executive officers, directors and 5% stockholders and their affiliates beneficially own, in the aggregate, approximately 62.4% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR STOCK PRICE VOLATILITY.

     The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to a number of factors such as changes in accounting rules and regulations, market trends and company performance, some of which are beyond our control. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

     We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously harm interest earnings of our investment portfolio. Currently, we do not hedge these interest rate exposures.

     As of December 31, 2000, we had total short-term debt outstanding of $2.8 million and long-term debt outstanding of $2.4 million, which bear interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $26,000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants ........................................................................    36

Consolidated Balance Sheets at December 31, 2000 and 1999 ................................................    37

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000 ..    38

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended
     December 31, 2000....................................................................................    39

Consolidated Statements of Cash Flows for each of the three years in the period ended
     December 31, 2000 ...................................................................................    40

Notes to the Consolidated Financial Statements ...........................................................    41

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Resonate Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Resonate Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 69 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
San Jose, California
January 16, 2001

                                  RESONATE INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                         December 31,      December 31,
                                                             2000              1999
                                                          -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                              $    76,053      $     5,011
   Short-term investments                                      32,981            6,988
   Accounts receivable, net                                     6,189            3,751
   Prepaid expenses and other current assets                    1,413              320
                                                          -----------      -----------
     Total current assets                                     116,636           16,070

Property and equipment, net                                     5,089            2,160
Other assets                                                      218              156
                                                          -----------      -----------

       Total assets                                       $   121,943      $    18,386
                                                          ===========      ===========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Debt, current                                          $     2,793      $     1,725
   Accounts payable                                             1,132              983
   Accrued liabilities                                          3,875            1,635
   Deferred revenue                                             4,996            3,399
   Capital lease obligation, current                            1,091              654
                                                          -----------      -----------
     Total current liabilities                                 13,887            8,396

Debt, long-term                                                 2,418            2,422
Capital lease obligation, long-term                               471              924
                                                          -----------      -----------
       Total liabilities                                       16,776           11,742
                                                          -----------      -----------

Mandatorily redeemable convertible preferred stock;
   no par value; No shares authorized, issued and
   outstanding at December 31, 2000; 10,035,328 shares
   authorized at December 31, 1999; 9,793,440 shares
   issued and outstanding at December 31, 1999                     --           28,027
Mandatorily redeemable convertible preferred stock warrants        --              374
                                                          -----------      -----------
                                                                   --           28,401
                                                          -----------      -----------
Commitments & Contingencies (Note 10)
Stockholders' equity (deficit):
     Series A convertible preferred stock; $0.0001 par
       value; No shares authorized, issued and
       outstanding at December 31, 2000; 1,891,227 shares
       authorized at December 31, 1999; 1,827,472
       shares issued and outstanding at December 31, 1999          --               --
     Preferred stock; $0.0001 par value, 10,000,000 shares
       authorized at December 31, 2000; no shares
       issued and outstanding at December 31, 2000                 --               --
     Common stock; $0.0001 par value; 200,000,000 and
       50,000,000 shares authorized at December 31, 2000
       and 1999, respectively; 27,402,104 and 7,847,454
       shares issued and outstanding at December 31, 2000
       and 1999, respectively                                       3                1
     Additional paid-in capital                               195,120           29,371
     Notes receivable from stockholders                        (1,055)            (755)
     Unearned stock-based compensation                        (14,360)         (18,948)
     Accumulated deficit                                      (74,541)         (31,426)
                                                          -----------      -----------
       Total stockholders' equity (deficit)                   105,167          (21,757)
                                                          -----------      -----------

       Total liabilities, mandatorily redeemable
         convertible preferred stock and stockholders'
         equity (deficit)                                 $   121,943      $    18,386
                                                          ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  RESONATE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2000            1999           1998
                                                                         ---------      ---------       --------
Revenue:
    Product   .......................................................   $   14,867      $   8,004       $  2,373
    Services  .......................................................        5,127          1,910            322
                                                                         ---------      ---------       --------
       Total revenue.................................................       19,994          9,914          2,695
                                                                         ---------      ---------       --------
Cost of revenue:
    Product   .......................................................          321             62             37
    Services  (including stock-based compensation of $1,610; $306
          and $4, respectively)......................................        6,526          1,348            286
                                                                         ---------      ---------       --------
       Total cost of revenue.........................................        6,847          1,410            323
                                                                         ---------      ---------       --------
Gross profit.........................................................       13,147          8,504          2,372
Operating expenses:
    Research and development (including stock-based compensation
          of $3,509; $1,169 and $101, respectively)..................       16,273          7,976          3,319
    Sales and marketing (including stock-based compensation of
          $5,145; $2,177 and $379, respectively).....................       31,939         13,517          5,118
    General and administrative (including stock-based compensation
          of $4,273; $2,136 and $394, respectively)..................       10,469          5,770          1,740
                                                                         ---------      ---------       --------
       Total operating expenses......................................       58,681         27,263         10,177
                                                                         ---------      ---------       --------
Loss from operations.................................................      (45,534)       (18,759)        (7,805)
Interest and other income............................................        3,345            506            200
Interest and other expenses..........................................         (926)          (612)           (66)
                                                                         ---------      ---------       --------
Net loss  ...........................................................      (43,115)       (18,865)        (7,671)
Beneficial conversion of Series F preferred stock....................        6,750             --             --
                                                                         ---------      ---------       --------
Net loss attributable to common stockholders.........................    $ (49,865)     $ (18,865)      $ (7,671)
                                                                         ==========     ==========      =========

Net loss per share attributable to common stockholders:
    Basic and diluted................................................    $  (3.41)      $  (4.18)       $ (1.90)
                                                                         =========      =========       ========
    Weighted average shares..........................................       14,609          4,513          4,048
                                                                         =========      =========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                  RESONATE INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                              Convertible                                      Notes       Unearned
                               Preferred      Common Stock    Additional   Receivable        Stock
                            ---------------  ---------------  Paid-infrom     from           Based       Accumulated
                            Shares   Amount  Shares   Amount    Capital    Stockholders   Compensation     Deficit       Total
                            ------   ------  ------   ------  -----------  -------------  -------------  ------------  ---------
Balances,
     December 31, 1997...    1,814   $   --   4,571   $   --  $     1,760  $          --  $          --  $     (4,890) $  (3,130)

Accretion of mandatorily
     redeemable convertible
     preferred stock.....       --       --      --       --         (100)            --             --           --        (100)

Issuance of common stock
     upon exercise of stock
     options.............       --       --     293       --           16             --             --           --          16

Repurchase of common
     stock...............       --       --    (141)      --           --             --             --           --          --

Issuance of Series A
     convertible preferred
     upon exercise of
     warrant.............        1       --      --       --            1             --             --           --           1

Unearned stock-based
     compensation........       --       --      --       --        4,064             --         (4,064)          --          --

Stock-based
     compensation........       --       --      --       --           --             --            878           --         878

Net loss.................       --       --      --       --           --             --             --       (7,671)     (7,671)
                             -----    -----   -----    -----     --------       --------       --------    ---------    --------

Balances,
     December 31, 1998...    1,815       --   4,723       --        5,741             --         (3,186)     (12,561)    (10,006)

Accretion of mandatorily
     redeemable convertible
     preferred stock.....       --       --      --       --          (38)            --             --           --         (38)

Issuance of common
     stock upon
     exercise of
     stock options.......       --       --   3,124        1        1,460           (755)            --           --         706

Issuance of Series A
     convertible preferred
     upon exercise
     of warrant..........       12       --      --       --           12             --             --           --          12

Issuance of stock
     options for services
     to non-employees....       --       --      --       --          646             --             --           --         646

Unearned stock-based
     compensation........       --       --      --       --       21,550             --        (21,550)          --          --

Stock-based
     compensation........       --       --      --       --           --             --          5,788           --       5,788

Net loss.................       --       --      --       --           --             --             --      (18,865)    (18,865)
                             -----    -----   -----    -----     --------       --------       --------    ---------    --------

Balances,
     December 31, 1999...    1,827       --   7,847        1       29,371           (755)       (18,948)     (31,426)    (21,757)

Issuance of common
     stock upon exercise
     of stock options....       --       --     836       --        1,167           (300)            --           --         867

Issuance of stock
     options for services
     to non-employees....       --       --      --       --          760             --           (142)          --         618

Issuance of common
     stock for services
     to non-employees....       --       --       7       --          128             --             --           --         128

Issuance of Series A
     convertible preferred
     upon exercise of
     warrant.............        7       --      --       --            6             --             --           --           6

Issuance of common
     stock warrants......       --       --      --       --          464             --             --           --         464

Issuance of common
     stock upon exercise
     of warrants.........       --       --     363       --           30             --             --           --          30

Issuance of common
     stock upon initial
     public offering, net
     of issuance costs
     of $8,572...........       --       --   4,600        1       88,028             --             --           --      88,029

Conversion of Series A
     convertible preferred
     stock upon initial
     public offering.....   (1,834)      --   1,834       --           --             --             --           --          --

Conversion of mandatorily
     redeemable preferred
     stock upon initial
     public offering.....       --       --  11,915        1       65,359             --             --           --      65,360

Unearned stock-based
     compensation........       --       --      --       --        9,807             --         (9,807)          --          --

Stock-based
     compensation........       --       --      --       --           --             --         14,537           --      14,537

Beneficial conversion
     feature of Series F
     preferred stock.....       --       --      --       --       (6,750)            --             --           --      (6,750)

Allocation of discount
     on Series F
     preferred stock.....       --       --      --       --        6,750             --             --           --       6,750

Net loss.................       --       --      --       --           --             --             --      (43,115)    (49,865)
                             -----    -----   -----    -----     --------       --------       --------    ---------    --------
Balances,
     December 31, 2000...       --       --  27,402   $    3    $ 195,120      $  (1,055)     $ (14,360)  $  (74,541)  $ 105,167
                             =====    =====   =====    =====     ========       ========       ========    =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  RESONATE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2000            1999           1998
                                                                         ---------      ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .......................................................    $ (43,115)     $ (18,865)     $  (7,671)
     Adjustments to reconcile net loss to net cash used in
           operating activities:
         Depreciation and amortization...............................        2,165            801            359
         Loss on disposal of property and equipment..................           --             --            (33)
         Provision for doubtful accounts.............................          456             79             21
         Stock-based compensation....................................       14,537          5,788            878
         Issuance of stock and stock options for services............          746            646             --
         Warrant related non-cash interest expense...................          125            125             --
         Changes in operating assets and liabilities:
              Accounts receivable....................................       (2,894)        (2,225)        (1,513)
              Prepaid expenses and other current assets..............       (1,093)          (117)          (105)
              Other assets...........................................          (62)            --           (156)
              Accounts payable.......................................          149            697             32
              Accrued liabilities....................................        2,240          1,039            282
              Deferred revenue.......................................        2,061          2,614            702
                                                                         ---------      ---------       --------
     Net cash used in operating activities...........................      (24,685)        (9,418)        (7,204)
                                                                         ---------      ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..............................       (4,046)           (46)          (905)
     Proceeds from disposal of property and equipment................           --             --             86
     Purchase of short-term investments..............................      (41,034)        (6,988)           --
     Proceeds from maturities or sales of short-term investments.....       15,000             --            --
                                                                         ---------      ---------       --------
     Net cash used in investing activities...........................      (30,080)        (7,034)          (819)
                                                                         ---------      ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock in initial public
         offering, net of issuance costs.............................       88,029             --             --
     Proceeds from issuance of mandatorily redeemable convertible
         preferred stock, net of issuance costs......................       37,000         12,982          9,701
     Proceeds from issuance of long-term debt........................        3,001          4,910            453
     Repayments of long-term debt....................................       (2,048)        (1,205)          (153)
     Borrowings under working capital line of credit.................           --             --          1,000
     Repayments of borrowings under working capital line of credit...           --             --         (1,000)
     Principal payments under capital lease obligations..............       (1,078)          (264)           (16)
     Proceeds from the exercise of stock warrants....................           36             12              1
     Proceeds from the issuance of common stock upon exercise
         of stock options............................................          867            706             16
                                                                         ---------      ---------       --------
     Net cash provided by financing activities.......................      125,807         17,141         10,002

Net increase in cash and cash equivalents............................       71,042            689          1,979
Cash and cash equivalents at beginning of year.......................        5,011          4,322          2,343
                                                                         ---------      ---------       --------
Cash and cash equivalents at end of year.............................   $   76,053      $   5,011       $  4,322
                                                                        ==========      =========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  RESONATE INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      THE COMPANY

     Resonate Inc. (the "Company") was incorporated in July 1995 under the laws of the State of California. The Company develops and markets a family of software products and services that ensure high levels of availability and performance for Internet, intranet and extranet applications. The Company's family of software products integrates network traffic management and systems monitoring and management functions, which together provide real time monitoring, reporting and automated service level control of eBusiness applications.

     REINCORPORATION

       In March 2000, the Company's Board of Directors authorized and in July 2000, the stockholders approved the reincorporation of the Company in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 200,000,000 shares of $0.0001 par value Common Stock and 10,000,000 shares of $0.0001 par value Preferred Stock. The Board of Directors has the authority to issue undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share and per share information for each of the periods presented has been retroactively adjusted to reflect the reincorporation.

     BASIS OF PRESENTATION

     The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, the Company applies the current exchange rate to translate foreign subsidiaries' assets and liabilities and weighted average exchanges rate to translate the subsidiaries' revenues, expenses, gains and losses into United States dollars. Translation adjustments are immaterial and are included in the consolidated statements of operations.

     USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     The Company derives revenue from licenses of its software and related services, which include implementation and integration services, technical services, training and consulting. Revenue is recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery and installation has occurred. We generally recognize revenue under the residual method as prescribed by Statement of Position No. 97-2 " Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP No. 97-2 with Respect for Certain Transactions" whereby revenue is allocated to each undelivered element based upon the fair value of each element when sold separately and the residual amount is then allocated to the delivered element.

     The Company has also entered into a limited number of contracts which involve significant implementation or customization essential to the functionality of our product. Product and services revenue under such arrangements is recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. The Company classifies revenue from these arrangements as product and services revenue, respectively, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

     Product revenue from existing reseller arrangements is recognized when reported by the reseller upon re-licensing of the Company's software to end-users. The Company's agreements with its customers and resellers do not contain product return rights.

     For arrangements with extended payment terms, revenue is recognized at the earlier of when the payment is due or when the cash is received.

     The Company also derives revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. No revenue was recognized under such arrangements during 1999. For the year ended December 31, 2000, revenue recognized under such arrangements was not significant.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB 101.

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

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments. Cash equivalents and short-term investments are considered available-for-sale securities and are carried at cost, which approximates fair value. The Company's investment portfolio consists of both fixed and variable rate financial instruments, including commercial paper, money market funds, government agency securities and highly rated corporate bonds and notes.

     The following schedule summarizes the estimated fair value of the Company's cash, cash equivalents and short-term investments (in thousands):

                                                          DECEMBER 31,
                                                 ---------------------------
                                                    2000              1999
                                                 ----------        ---------
CASH AND CASH EQUIVALENTS:
     Cash.....................................   $      (74)       $     430
     Commercial paper.........................       54,686               --
     Money market funds.......................        1,251            2,564
     Auction rate preferred stock.............           --            1,996
     Certificates of deposit..................       20,190               21
                                                 ----------        ---------
                                                 $   76,053        $   5,011
                                                 ==========        =========

SHORT-TERM INVESTMENTS
     Commercial paper.........................   $   22,967        $   2,000
     Corporate notes..........................        5,000            1,000
     Corporate bonds..........................        1,014              997
     U.S. government debt securities..........        4,000            1,992
     Medium term notes........................           --              999
                                                 ----------        ---------
                                                 $   32,981        $   6,988
                                                 ==========        =========

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash, cash equivalents and short-term investments with major financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S., and to a lesser extent, in Brazil, Canada, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     During the year ended December 31, 2000, one individual customer accounted for 15% of the Company's total revenue. During the years ended December 31, 1999 and 1998, respectively, no individual customer accounted for more than 10% of the Company's total revenue.

     At December 31, 2000, no individual customers accounted for more than 10% of total accounts receivable. At December 31, 1999, one individual customer accounted for 16% of total accounts receivable.

     FAIR VALUE OF INSTRUMENTS

     The Company's financial instruments including cash equivalents, short-term investments, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Debt and capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets, generally three to five years, or the lease term of the respective assets, whichever is shorter.

     SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after technological feasibility has been established. The period between achievement of technological feasibility which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs since its inception.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB 25, unearned stock-based compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned stock-based compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple-option approach. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." The Company uses the Black-Scholes option pricing model to value options granted to consultants.

     NET LOSS PER SHARE

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

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                                          DECEMBER 31,
                                                              -----------------------------------
                                                                2000          1999         1998
                                                              ---------    ---------    ---------
Net loss                                                      $ (43,115)   $ (18,865)   $ (7,671)
Beneficial conversion of Series F preferred stock                 6,750           --           --
                                                              ---------    ---------    ---------
Net loss attributable to common stockholders                  $ (49,865)   $ (18,865)   $ (7,671)
                                                              ==========   =========    ========

Basic and diluted:
     Weighted average shares                                     16,029        6,514        4,615
       Weighted average common stock subject to repurchase       (1,420)      (2,001)        (567)
                                                              ----------   ---------    ---------
     Shares used in computing basic and diluted net
         loss per share attributable to common stockholders      14,609        4,513        4,048
                                                              =========    =========    =========

     Basic and diluted net loss per share attributable to
            common stockholders                               $  (3.41)    $  (4.18)    $    (1.90)
                                                              =========    =========    ==========

     The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                                          DECEMBER 31,
                                                              -----------------------------------
                                                                2000          1999         1998
                                                              ---------    ---------    ---------
Weighted average effect of common stock equivalents:
     Preferred stock                                              7,152       10,328        7,347
     Warrants                                                       279          342          147
     Employee stock options                                       2,420        1,764        1,260
     Common Stock subject to repurchase agreements                1,420        2,001          567
                                                              ---------    ---------    ---------
                                                                 11,271       14,435        9,321
                                                              =========    =========    =========

     COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported in comprehensive income.

     SEGMENT INFORMATION

     During the period presented, the Company operated in a single business segment primarily in the United States. Through December 31, 2000, foreign operations were not significant in either revenue or investment in long-lived assets.

     RECLASSIFICATION

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000. We will adopt SFAS 133 in the quarter ending March 31, 2001. We did not engage in hedging activities or invested in derivative instruments and accordingly, SFAS 133 did not have a material impact on our financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." ("FIN 44) FIN 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.


2. SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2000            1999           1998
                                                                         ---------      ---------       --------
Supplemental cash flow information:
     Cash paid for interest..........................................    $     664      $     488       $     67
                                                                         =========      =========       ========

Supplemental non-cash investing and financing activity:
     Issuance of warrants to purchase Series C mandatorily
         redeemable convertible preferred stock in connection with
         subordinated debt...........................................    $      --      $     259       $    115
                                                                         =========      =========       ========
     Issuance of warrants to purchase common stock in connection with
         strategic partnership.......................................    $     464      $      --       $     --
                                                                         =========      =========       ========
     Capital lease obligations.......................................    $   1,048      $   1,664       $    225
                                                                         =========      =========       ========
     Common stock issued in exchange for notes receivable............    $     300      $     755       $     --
                                                                         =========      =========       ========

3. BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        2000              1999
                                                                                     ----------        ---------
Accounts receivable, net
     Accounts receivable..........................................................   $    6,589        $   3,851
     Less: Allowance for doubtful accounts........................................         (400)            (100)
                                                                                     ----------        ---------
                                                                                     $    6,189        $   3,751
                                                                                     ==========        =========
Property and equipment, net
     Computer equipment and software..............................................   $    7,669        $   2,708
     Furniture and fixtures.......................................................          302              577
     Leasehold improvements.......................................................          588              180
                                                                                     ----------        ---------
                                                                                          8,559            3,465
     Less: Accumulated depreciation and amortization                                     (3,470)          (1,305)
                                                                                     ----------        ---------
                                                                                     $    5,089        $   2,160
                                                                                     ==========        =========

     Property and equipment includes $2,210,000 and $1,888,000 of fixed assets under capital lease at December 31, 2000 and 1999, respectively. Accumulated depreciation of assets under capital lease totaled $1,117,000 and $354,000 at December 31, 2000 and 1999, respectively.

Accrued liabilities
     Accrued compensation and related benefits....................................   $    3,217        $   1,263
     Accrued professional services................................................          170              106
     Other........................................................................          488              266
                                                                                     ----------        ---------
                                                                                     $    3,875        $   1,635
                                                                                     ==========        =========


4. FINANCING ARRANGEMENTS (IN THOUSANDS):

                                                                                             DECEMBER 31,
                                                                                        2000              1999
                                                                                     ----------        ---------

Equipment line of credit #1, due in equal monthly installments of $4,167 comprising Principal, through June 2000 bearing interest at the bank's prime rate plus 2%
     (totaling 10.5% at 1999).....................................................   $       --        $      25
Equipment line of credit #2, due in equal monthly installments of $9,722 comprising
     Principal, through March 2001 bearing interest at the bank's prime rate plus 1.5%
     (totaling 10% at 1999).......................................................           --              130
Equipment line of credit #3, due in equal monthly installments of $14,706 comprising
     Principal, through March 2002 bearing interest at the bank's prime rate plus 0.5%
     (totaling 9% at 1999)........................................................           --              397
Equipment line of credit #4, expiring June 2002 bearing interest at the bank's prime
     rate plus 0.5% (totaling 10% at 2000)........................................        3,024               --
Subordinated debt in equal monthly installments of $83,173 and $33,511, comprising
     Principal and interest, through March 2002, bearing interest at 12% and 12.5%
     per annum, respectively......................................................        1,616            2,745
Subordinated debt in equal monthly installments of $41,716, comprising principal and
     interest, through June 2002, bearing interest at 12.5% per annum.............          681            1,070
                                                                                     ----------        ---------
                                                                                          5,321            4,367
Deferred debt issuance costs                                                               (110)            (220)
                                                                                     ----------        ---------
                                                                                          5,211            4,147
Less: current portion                                                                     2,793            1,725
                                                                                     ----------        ---------
                                                                                     $    2,418        $   2,422
                                                                                     ==========        =========

In June 2000, the Company combined equipment lines of credit #1, #2 and #3 into a single equipment line, equipment line of credit #4, which permits borrowings of up to $3 million. The balances of lines of credit #1, #2 and #3 totaling

$190,000 at December 31, 2000 are now due under equipment line of credit #4 in equal monthly installments of $31,743 comprising principal, through May 2001 bearing interest at the bank's prime rate plus 0.5% (totaling 10% at December 31, 2000). Additionally, new borrowings under equipment line of credit #4 are subject to interest only at the bank's prime rate plus 0.5% until May 2001 at which time the principal balance will be due in 36 equal monthly installments plus interest.

     The equipment lines of credit are collateralized by the Company's assets and are subject to certain financial covenants. As at December 31, 2000 and 1999, the Company was in compliance with all covenants. The Company issued 3,333 warrants to purchase Series B Preferred Stock and 9,888 warrants to purchase Series C Preferred Stock in connection with equipment lines of credit (see Note
7).

     The subordinated debt is collateralized by the Company's assets and is subject to certain nonfinancial covenants. As at December 31, 2000 and 1999, the Company was in compliance with all covenants. The Company issued 177,181 warrants to purchase Series C Preferred Stock in connection with the subordinated debt (see Note 7).

     The Company's remaining principal payments under long-term debt as of December 31, 2000 are as follows (in thousands):

     YEARS ENDING DECEMBER 31,
     -------------------------
         2001 ...............................................$   2,793
         2002 ...............................................    1,585
         2003 ...............................................      833
                                                             ---------
                                                             $   5,211
                                                             =========

     ACCOUNTS RECEIVABLE LINE OF CREDIT

     The Company has a $5,000,000 accounts receivable line of credit that bears interest at the bank's prime rate plus 0.25% (totaling 9.75% at December 31, 2000). The accounts receivable line of credit expires in May 2001. Borrowings under the accounts receivable line of credit are limited to 80% of eligible accounts receivable. The line of credit is secured by the Company's assets. There were no amounts outstanding under the line of credit at December 31, 2000.


5. INITIAL PUBLIC OFFERING

     Effective August 2, 2000, the Company issued 4,000,000 shares of its common stock at an initial public offering price of $21.00 per share. Also sold in this offering were 600,000 shares upon the exercise of the underwriters' overallotment option. The proceeds from the offering, net of offering costs were approximately $88.0 million. Concurrent with the closing of our initial public offering, each outstanding share of our convertible preferred stock was automatically converted into common stock.

6. PREFERRED STOCK:

     The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2000, no shares of preferred stock have been issued.

     Convertible preferred stock prior to the initial public offering in August 2000 consisted of the following (in thousands, except per share amounts):

                                                                      PROCEEDS
                                                                       NET OF
            SHARES                       PER SHARE   LIQUIDATION      ISSUANCE
SERIES    AUTHORIZED     OUTSTANDING      AMOUNT       AMOUNT          COSTS
------  -------------   -------------   ---------     ---------      ---------
  A         1,891          1,834            $1.00        $1,834         $1,809
  B         3,859          3,856             1.35         6,594          5,133
  C         3,458          3,230             3.03        11,269          9,701
  D         2,755          2,707             4.81        13,669         12,982
  E           515            515            19.43        10,250         10,000
  F         1,544          1,390            19.43        27,000         27,000
          -------        -------                      ---------      ---------
           14,022         13,532                      $  70,616      $  66,625
          =======       ========                      =========      =========

In connection with the issuance of the Series F Preferred Stock, the Company recorded a charge to additional paid in capital of $6.8 million representing the fair value of the beneficial conversion feature of the Series F Preferred Stock. Upon completion of the Company's initial public offering in August 2000, all of the then outstanding shares of preferred stock, totaling 13,531,563 shares, automatically converted into 13,749,102 shares of common stock.


7. WARRANTS

     During 1996, the Company issued 77,505 warrants to purchase Series A Preferred Stock at an exercise price of $1.00 per share. During 2000, 1999 and 1998, 63,755, 12,500 and 1,250 warrants to purchase Series A Convertible Preferred Stock were exercised, respectively.

     During 1997, the Company issued 3,333 warrants to purchase Series B Preferred Stock in connection with the equipment line of credit #2 discussed in
Note 4. The warrants had an exercise price of $1.35 per share. The Company determined the value of the warrants was nominal based on the Black-Scholes option pricing model. The warrants were fully exercised in September 2000.

     In March 1998, the Company issued 9,888 warrants to purchase Series C Preferred Stock in connection with the equipment line of credit #3 discussed in
Note 4. The warrants had an exercise price of $3.034 per share. The Company determined the value of the warrants was nominal based on the Black-Scholes option pricing model. The warrants were fully exercised in September 2000.

     In June 1998, the Company issued 65,920 warrants to purchase Common Stock to a strategic investor. The Company determined the value of the warrants at the date of grant based on the term using the Black Scholes option pricing model to be approximately $17,000 using the following assumptions: 60% volatility, no dividends and 5.15% risk free interest rate. The Company has not recorded any expense for the estimated fair value of the warrants because such amounts were insignificant. The warrants were fully exercised in connection with the Company's initial public offering.

     In November 1998, the Company issued 102,999 and 26,367 warrants to purchase Series C Preferred Stock in connection with the subordinated debt discussed in Note 4 and capital lease obligations, respectively. The warrants had an exercise price of $3.034 per share. The estimated fair value of warrants using the Black-Scholes option pricing model was $115,000. In 1998, the value of warrants was recorded as deferred debt issuance costs and included in other assets as the borrowings had yet to be drawn upon at December 31, 1998. Beginning in 1999, amortization of the discount was recognized as interest expense over the respective terms of the financing arrangements. The Company recognized $38,333 as interest expense associated with these warrants for the year ended December 31, 2000 and 1999. The warrants were fully exercised in October 2000.

     In February 1999, the Company issued 41,199 warrants to purchase Series C Preferred Stock in connection with the subordinated debt discussed in Note 4. The warrants had an exercise price of $3.034 per share. In May 1999, the Company issued an additional 32,983 warrants to purchase Series C Preferred Stock in connection with the subordinated debt. These warrants had an exercise price of $4.74 per share. The estimated fair value of warrants using the Black-Scholes option pricing model was $259,071. The fair value of the warrants will be amortized to interest expense over the term of the subordinated debt. The Company recognized $86,691 as interest expense associated with these warrants for the year ended December 31, 2000 and 1999. The warrants were fully exercised in October 2000.

     In April 2000, the Company issued 77,200 warrants to purchase Common Stock to a strategic partner. The warrants had an exercise price of $19.43. The Company determined the value of the warrants at the date of grant based on the term using the Black-Scholes option pricing model to be approximately $464,000 using the following assumptions: 60% volatility, no dividends and a 6.22% risk free interest rate. The value of the warrants will be recorded as a cost of revenues over the term of the agreement. The warrants were fully exercised in November 2000.

     In June 2000, in connection with the bank line of credit, the Company issued 2,774 warrants to purchase Common Stock. The warrants had an exercise price of $19.43. The Company determined the value of the warrants at the date of grant based on the term using the Black-Scholes option pricing model to be approximately $31,000 using the following assumptions: 60% volatility, no dividends and a 6.69% risk free interest rate. The Company has not recorded any expense for the estimated fair value of the warrants because such amounts were insignificant. The warrants were fully exercised in September 2000.


8. COMMON STOCK:

     A portion of the shares issued to employees are subject to repurchase rights by the Company over a four year period from the earlier of grant date or employee hire date, as applicable. At December 31, 2000 and 1999, there were 1,420,000 and 2,001,000 shares subject to repurchase, at an average price of $0.98 and $0.58 per share, respectively.

     In February and September 1999, certain executives of the Company exercised their stock options prior to vesting by issuance of full recourse promissory notes to the Company. The notes totaling $755,000 bear interest at rates between 5.00% and 6.25% per annum and are due five years from the date of the note or one year after the holder ceases holding a position with the Company. The notes are collateralized by the related 1,734,244 shares of Common Stock issued, which are subject to the Company's right of repurchase. The net amount outstanding under these notes has been reflected as a separate component of stockholders' equity.

     In February 2000, an executive of the Company exercised his stock options in part by issuing a full recourse promissory note to the Company in the principal amount of $300,000. The note bears interest at 6.6% per annum and is due five years from the date of the note. The note is collateralized by the related 100,000 shares of Common Stock issued, which are subject to the Company's right of repurchase. The net amount outstanding under this note has been reflected as a separate component of stockholders' equity.

9. EMPLOYEE BENEFIT PLANS:

     401(K) SAVINGS PLAN

     The Company has a 401(k) Savings Plan (the "401K Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401K Plan, participating employees may elect to contribute up to 20% of their eligible compensation, subject to certain limitations. All employees on the United States payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the 401K Plan and has made no contributions since its inception.

      STOCK OPTION PLANS

     The Company maintains the 1996 Stock Option Plan (the "1996 Stock Plan"). The 1996 Stock Plan provides for the granting of incentive and non-qualified stock options to employees, consultants and directors of the Company. The total number of shares of common stock that may be issued pursuant to the exercise of options granted under the 1996 Stock Plan is 6,940,250 as of December 31, 2000. Since its initial public offering in August 2000, the Company ceased granting options under the 1996 Stock Plan.

     Options under the 1996 Stock Plan may be granted at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant, as determined by the Board of Directors, for incentive stock options and 85% of such fair market value for non-qualified stock options. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years. For holders of more than 10% of the Company's total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant or for a term greater than five years. The fair market value of the Company's Common Stock is determined by the Board of Directors. Options granted under the 1996 Stock Plan typically become exercisable at a rate of 25% after the first year and ratably over the next three years or ratably over four years on a quarterly basis. Certain employee's options are immediately exercisable but unvested shares are subject to repurchase by the Company at the original exercise price.

     In March 2000, the Company's Board of Directors adopted and in July 2000, the Company's stockholders approved the 2000 Stock Plan (the "2000 Stock Plan"), which became effective upon our initial public offering in August 2000. Each plan is administered by the Board or by a committee of the Board.

     A total of 3,200,000 shares of common stock were authorized and reserved for issuance under the 2000 Stock Plan as of December 31, 2000, plus annual increases equal to the lesser of:

 - 1,500,000 shares;
 - 5% of the outstanding shares on such date; or
 - a lesser amount to be determined by the Board.

The 2000 Stock Plan allows awards to be granted in the form of incentive stock options, nonstatutory stock options and stock purchase rights. Unless terminated sooner by the Board, the 2000 Stock Plan will terminate automatically in 2010.

     The following table summarizes the activity under the 1996 Stock Plan and the 2000 Stock Plan (the "Plans" (shares in thousands):

                                                                                  OPTIONS OUTSTANDING
                                                                             -------------------------------
                                                                                                 WEIGHTED
                                                               OPTIONS                            AVERAGE
                                                              AVAILABLE         OPTIONS          EXERCISE
                                                              FOR GRANT        OUTSTANDING          PRICE
                                                           --------------    --------------     ------------
Balance at December 31, 1997                                      237            1,190             $0.08
     Additional authorized                                        700               --                --
     Granted                                                     (967)             967              0.22
     Exercised                                                     --             (292)             0.05
     Canceled                                                     308             (308)             0.14
                                                            ---------        ---------
Balance at December 31, 1998                                      278            1,557              0.16
     Additional authorized                                      2,800               --                --
     Granted                                                   (2,935)           2,935              1.11
     Exercised                                                     --           (1,716)             0.54
     Canceled                                                     372             (372)             0.34
                                                            ---------        ---------
Balance at December 31, 1999                                      515            2,404              1.01
     Additional authorized                                      5,000               --                --
     Granted                                                   (2,243)           2,243             13.59
     Exercised                                                     --             (836)             1.40
     Canceled                                                     540             (540)             7.02
                                                            ---------        ---------
Balance at December 31, 2000                                    3,812            3,271             $8.54
                                                            =========        =========             =====

     The following table summarizes information about stock options outstanding and exercisable under the Plans at December 31, 2000 (shares in thousands):

                                 OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      --------------------------------------------         ----------------------------------
                                       WEIGHTED
                                        AVERAGE           WEIGHTED                                 WEIGHTED
                                      REMAINING           AVERAGE                                   AVERAGE
         EXERCISE         NUMBER      CONTRACTUAL         EXERCISE            NUMBER               EXERCISE
          PRICES        OUTSTANDING       LIFE             PRICE             EXERCISABLE               PRICE
    ----------------  -------------   ------------        --------         -------------         ------------
    $  0.03  - 0.38              382          7.65        $   0.30                   89          $     0.22
               0.65               76          8.34            0.65                    9                0.65
               1.25              849          8.81            1.25                  175                1.25
               2.50               82          8.92            2.50                   19                2.50
               3.75              353          9.00            3.75                   63                3.75
               5.00              401          8.55            5.00                   28                5.00
      11.31 -  15.38             192          9.55           12.97                   12               13.83
               17.00              500          9.39           17.00                  14               17.00
      20.00 -  31.13             336          9.67           23.50                    9               24.42
      39.63 -  44.75             100          9.82           42.84                    1               42.65
                      --------------                                         ----------
    $ 0.03  -  44.75           3,271          8.91        $   8.54                  419           $    3.12
                      ==============                                         ==========           =========


     At December 31, 2000, 1999 and 1998, approximately 419,000, 303,000 and
263,000 options were exercisable at a weighted average exercise price per share of $3.12, $0.49 and $0.10, respectively.

     In connection with a 1998 employment agreement with an executive (the "Executive Agreement"), the Company issued options to purchase 1,408,500 shares of Common Stock outside of the Company's stock option plan. The options have an exercise price of $ 0.38, vest over a forty-eight month period and expire in

2008. During 1999, the options were exercised and 587,000 outstanding shares of Common Stock purchased upon exercise of the option are subject to repurchase at December 31, 2000. Upon termination of employment, unvested shares are subject to repurchase by the Company at the original exercise price.

     FAIR VALUE DISCLOSURES

     The Company calculated the minimum fair value of each option grant under the Plans on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following assumptions:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2000            1999           1998
                                                                         ---------      ---------       --------
     Dividend yield..................................................          --             --             --
     Average risk-free interest rate.................................        5.80%          5.64%          5.25%
     Expected life (in years)........................................           4              4              4
     Weighted  average fair value of options granted (per share).....    $   9.97      $    7.84       $   1.93
     Volatility......................................................          80%            --             --

     Had compensation cost for options granted under the Plans and the Executive Agreement been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts below for the years ended December 31, 2000, 1999 and 1998, respectively (in thousands, except per share amounts):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2000            1999           1998
                                                                         ---------      ---------       --------
Net loss available to common stockholders
     As reported.....................................................    $ (49,865)     $ (18,865)      $ (7,671)
                                                                         =========      =========       ========
     Pro forma.......................................................    $ (56,116)     $ (19,177)      $ (7,827)
                                                                         =========      =========       ========

Net loss per share
     As reported.....................................................    $  (3.41)      $  (4.18)       $ (1.90)
                                                                         ========       ========        =======
     Pro forma.......................................................    $  (3.84)      $  (4.25)       $ (1.93)
                                                                         ========       ========        =======


     Because the determination of the fair value of all options granted after the Company became a public entity included an expected volatility factor in addition to the factors described above and because additional option grants were made subsequent to the Company's initial public offering, the compensation expense for options granted during 2000, 1999 and 1998 are not representative of the pro forma effects of options grants on reported net income (loss) for future years.

     OPTIONS ISSUED TO SERVICE PROVIDERS

     Fully vested options granted include options to acquire 62,449 and 131,758 shares of common stock issued to consultants and other service providers of the Company during the years ended December 31, 2000 and 1999, respectively. The fair value of the common stock options was estimated to be $709,000 and $646,000 for the years ended December 31, 2000 and 1999, respectively, using the Black-Scholes pricing model at the date of grant, the term of the option and the following assumptions: Risk free rate of 6.1%-6.2 and 4.5%-5.6%, no expected dividends and volatility of 60%.

     Stock options have been granted to consultants that provide marketing, recruiting and business advisory services to the Company. Stock-based compensation related to stock options granted to consultants is recognized over the term of the service agreement, which generally covers a period from three months to two years. In connection with the grant of stock options to consultants and other service providers, the Company recorded stock-based compensation expenses of $746,000 and $646,000 for the year ended December 31, 2000 and 1999, respectively.

     UNEARNED STOCK-BASED COMPENSATION

     In connection with certain stock option grants during the years ended December 31, 2000, 1999 and 1998, the Company recorded unearned stock-based compensation cost totaling $9.8 million, $21.6 million and $4.1 million, respectively, which is being recognized over the vesting period of the related options of four years. Amortization of unearned stock-based compensation totaled $14.5 million, $5.8 million and $878,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The remaining unamortized, unearned stock-based compensation for all option grants through December 31, 2000 is expected to be amortized as follows: $8.4 million in 2001, $4.3 million in 2002, $1.6 million in 2003 and $55,000 in 2004.

     EMPLOYEE STOCK PURCHASE PLAN

     In March 2000, the Company's Board of Directors adopted and in July 2000, the Company's stockholders approved the 2000 Employee Stock Purchase Plan (the "ESPP"), which became effective upon our initial public offering in August 2000. The plan is administered by the Board or by a committee of the Board.

     A total of 1,000,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan ("ESPP") as of December 31, 2000, plus annual increases equal to the lesser of:

 - 750,000 shares;
 - 2.5% of the outstanding shares on such date; or
 - a lesser amount to be determined by the Board.

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant's gross earnings and commissions, but not to exceed the established maximum. Such amounts are applied to the purchase from the Company of shares of common stock at the end of each offering period at a price that is generally 85% of the lower of the fair market value of the common stock at the beginning and at the end of the offering period. The plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The plan will terminate in 2010. At December 31, 2000, no shares had been issued under the ESPP.


10. COMMITMENTS AND CONTINGENCIES:

     CAPITAL LEASES

     The Company has entered into capital lease agreements for their office equipment. The Company issued 26,367 warrants to purchase Series C Preferred Stock in connection with the agreement. These warrants were fully exercised in October 2000 (see Note 7).

     OPERATING LEASES

     The Company leases its facilities and certain equipment under noncancelable operating leases which expire at various dates through 2003. Rent expense under these leases totaled approximately $1,894,000, $915,000 and $463,000 for 2000, 1999 and 1998, respectively.

     Future minimum lease payments due under capital leases and operating leases at December 31, 2000, are as follows (in thousands):

     YEARS ENDING                                                         CAPITAL        OPERATING
     DECEMBER 31,                                                          LEASES          LEASES
     ------------                                                         --------        --------
         2001 .......................................................    $   1,182      $    2,134
         2002 .......................................................          483           1,963
         2003 .......................................................            2           1,842
         2004 .......................................................           --              --
                                                                          --------        --------
         Total minimum lease payments and sublease income............    $   1,667      $    5,939
                                                                                        ==========
         Less: Amount representing finance costs.....................          105
                                                                         ---------
         Present value of capital lease obligations..................        1,562
         Less: Current portion.......................................        1,091
                                                                         ---------
         Long-term portion of capital lease obligations..............    $     471
                                                                         =========

     LITIGATION

     On September 12, 2000, the Company filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California. The Company believes Alteon infringes United States Letters Patent No. 5,774,660, entitled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to the Company on June 30, 1998. Alteon served its answer to the Company's complaint in October 2000, in which Alteon denied the Company's allegations and counterclaimed that the Company's patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. The litigation is currently in the discovery phase and a trial date has been set for the summer of 2002.

     From time to time the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. In the opinion of management, there are no pending claims for which the outcome is expected to result in a material adverse effect on the financial position or results of operations or cash flows of the Company.


11. INCOME TAXES:

     The Company's effective tax rate varies from the statutory rate as follows:

                                                                           2000            1999           1998
                                                                         ---------      ---------       --------
     U.S. Federal income tax rate....................................      (34.00)%        (34.00)%       (34.00)%
     State income taxes, net of federal benefit......................       (5.84)          (5.84)         (5.84)
     Amounts not deductible for tax purposes.........................       11.46           12.61          11.81
     Operating losses not benefited..................................       28.38           27.23          28.03
                                                                         --------       ---------       --------
                                                                                --             --             --
                                                                         =========      =========       ========

Deferred tax assets consist of the following (in thousands):

                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        2000              1999
                                                                                     ----------        ---------
     Net operating loss carryforwards.............................................   $   18,853        $   8,684
     Research and development credit carryforwards................................        1,972              947
     Capitalized research and development costs...................................          595              346
     Fixed assets.................................................................          289              (35)
     Accrued vacation.............................................................          288              133
     Other........................................................................          254              100
                                                                                     ----------        ---------
     Deferred tax assets..........................................................       22,251           10,175
     Deferred tax asset valuation allowance.......................................      (22,251)         (10,175)
                                                                                     ----------        ---------
                                                                                     $       --        $      --
                                                                                     ==========        =========

     The Company has provided a full valuation allowance for its deferred tax assets since the realization of these future benefits cannot be sufficiently assured.

     As of December 31, 2000, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $51,631,000 and $22,251,000, respectively. These net operating loss carryforwards begin to expire in 2010 and 2003 for federal and state tax purposes, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amounts of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three year period.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to Resonate's current directors. For biographical summaries of Chris C. Marino and Peter R. Watkins, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Annual Report on Form 10K.

NAME                                        AGE      POSITION
----                                        ---      --------
Christopher C. Marino................        40      Founder, Corporate Vice President and Director
I. Robert Greene.....................        40      Director
Gordon Campbell......................        56      Director
Russell Siegelman....................        38      Director
Peter R. Watkins.....................        45      Director
John S. McFarlane....................        52      Director
Robert J. Finocchio, Jr..............        49      Director

     I. Robert Greene has served as a member of our board of directors since April 1997. Mr. Greene has served as the Managing Partner of Flatiron Partners, a venture capital firm, since June 1999. From 1994 to 1999, Mr. Greene was with Chase Capital Partners, a venture capital firm, serving as a Principal from 1994 to 1999, and a General Partner thereof in 1999. Mr. Greene also serves as a director of Multex.com Inc. Mr. Greene holds a B.S. from the Wharton School and an M.B.A. from the Massachusetts Institute of Technology Sloan School of Management.

     Gordon A. Campbell has served as Chairman of the Board since January 1996 and a director since December 1995. Mr. Campbell has been a managing member of TechFund Capital, a venture capital fund, since August 1997. In 1993, Mr. Campbell created TechFarm Management, Inc., an incubation company for new technology companies, including Resonate. Mr. Campbell has founded and has been involved in the start-up of numerous Silicon Valley companies, including CHIPS and Technologies, Inc., a semiconductor and related device company, 3dfx Interactive and Cobalt Networks. In addition to his role at Resonate, Mr. Campbell serves as Chairman of the Board of 3dfx Interactive and Cobalt Networks and is a member of the boards of directors of Palm Computing, a portable computing platform and device company, and Bell Microproducts, a computer components company.

     Russell L. Siegelman has served as a member of our board of directors since April 1997. Since 1996, Mr. Siegelman has been a partner of Kleiner Perkins Caufield & Byers, a venture capital firm. Prior to joining Kleiner Perkins, Mr. Siegelman served in a variety of positions at Microsoft from 1989 to July 1996, including most recently as Vice President of the Microsoft Network, Microsoft's online service. Mr. Siegelman holds a B.S. in Physics from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

     John S. McFarlane has served as a member of our board of directors since July 1999. Since March 2001, Mr. McFarlane has been the President and Chief Executive Officer of Nexsi Systems, a provider of high-performance network infrastructure solutions. Mr. McFarlane served as President, Network Service Provider at Sun Microsystems from July 1999 to March 2001 and served as President, Solaris Software at Sun Microsystems from April 1998 to July 1999. Mr. McFarlane served as Vice President, Solaris and Network Software at Sun Microsystems from December 1997 to April 1998 and as Vice President, Network Software Group at Sun Microsystems from May 1997 to December 1997. Mr. McFarlane served as Vice President, Technology at Northern Telecom from 1993 to 1997. Mr. McFarlane holds a B.S. and an M.B.A. from the University of Toronto.

     Robert J. Finocchio, Jr. has served as a member of our board of directors since October 1999. Mr. Finocchio served as the President and Chief Executive Officer of Informix Corporation from July 1997 to July 1999 and has served as its Chairman of the Board since July 1997. From December 1988 until April 1997,

Mr. Finocchio was employed with 3Com Corporation, where he held various positions, most recently serving as President, 3Com Systems. Prior to his employment with 3Com Corporation, Mr. Finocchio held various executive positions in sales and service with Rolm Communications, a telecommunications and networking company, most recently as Vice President of Rolm Systems Marketing. Mr. Finocchio also serves as a director of Latitute Communications, Echelon Corporation and Turnstone Systems. Mr. Finocchio is also a Regent of Santa Clara University. Mr. Finocchio holds a B.S. in economics from Santa Clara University and an M.B.A. from Harvard Business School.

     There are no family relationships among any of the directors, officers or key employees of Resonate.

     EXECUTIVE OFFICERS

     For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Annual Report on Form 10K.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934 requires Resonate's officers and directors, and persons who own more than ten percent (10%) of a registered class of Resonate's equity securities, to file certain reports regarding ownership of, and transactions in, Resonate's securities with the Securities and Exchange Commission. Such officers, directors, and 10% stockholders are also required to furnish Resonate with copies of all Section 16(a) forms that they file.

     Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to Resonate pursuant to Rule 16a-3(e) of Regulation S-K, Resonate believes that during fiscal year 2000, all filings with the Securities and Exchange Commission of its officers, directors and 10% stockholders complied with requirements for reporting ownership and changes in ownership of Resonate's Common Stock pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors do not currently receive any cash compensation from Resonate for their service as members of the Board of Directors. Under Resonate's 2000 Stock Plan, directors are eligible to receive stock option grants at the discretion of the Board of Directors or other administrator or the plan. During 2000, the board granted no options to purchase shares of common stock to any members of the Board of Directors.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The table below summarizes the compensation earned for services rendered to Resonate in all capacities for the fiscal years ended December 31, 1999 and 2000 by (i) Resonate's Chief Executive Officer during fiscal 2000 and (ii) Resonate's next four most highly compensated executive officers who earned more than $100,000 during fiscal 2000.




                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                                                                  NUMBER OF
                                                                    ANNUAL COMPENSATION           SECURITIES
                                                             ----------------------------------   UNDERLYING       ALL OTHER
           NAME AND PRINCIPAL POSITION              YEAR          SALARY           BONUS           OPTIONS        COMPENSATION
           ---------------------------              ----          ------           -----           -------        ------------
           Kenneth Schroeder, Former President      2000          $220,000        $220,000               --         $     --
             and Chief Executive Officer(1)         1999          $220,000        $160,000          200,000         $     --

           Cameron Lorentz, Former Vice             2000          $157,500        $ 96,757           10,000         $  5,400
             President, North American Sales(2)     1999          $157,443        $151,000               --         $  5,400

           Stanley L. Chin, Former Vice             2000          $166,402        $ 69,525           13,560         $
             President, Business Development(3)     1999          $103,333        $  4,419          206,440         $

           David R. Guercio, Vice President,        2000          $160,000        $ 64,413           11,400         $
             Professional Services(4)               1999           $40,606        $     --          180,468         $

           Robert C. Hausmann, Vice President,      2000          $180,000        $ 35,804                          $
             Chief Financial Officer(5)             1999           $57,273        $     --          325,744         $     --

(1) Mr. Schroeder resigned as President and Chief Executive Officer of
    Resonate in February 2001.
(2) Mr. Lorentz resigned as Vice President, North America Sales, in
    January 2001.
(3) Mr. Chin resigned as Vice President, Business Development, in February 2001.
(4) Mr. Guercio commenced employment with Resonate in September 1999.
(5) Mr. Hausmann commenced employment with Resonate in September 1999.

OPTION GRANTS IN LAST FISCAL YEAR

     In the fiscal year ended December 31, 2000, we granted options to purchase up to an aggregate of 2,238,215 shares to employees, directors and consultants. These options were granted under our 1996 Stock Option Plan and our 2000 Stock Plan at exercise prices at the fair market value of our common stock on the date of grant, as determined in good faith by our board of directors. Options to employees and directors have a term of ten years. Options to consultants have a one-year term. Optionees may pay the exercise price by cash, certified check or delivery of already-owned shares of our common stock. Options to the Named Executive Officers are immediately exercisable upon grant; however, we may repurchase any unvested shares at their cost if the optionee's service terminates. Options to employees and directors vest over four years. Options to consultants vest immediately upon grant.

     The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended December 31, 2000, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 0%, 5% and 10%, compounded annually. There is no assurance provided to any Named Executive Officer or any other holder of our securities that the actual stock price application over the 10-year option term will be at the assumed levels or at any other defined level. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

                                              INDIVIDUAL GRANTS
                        -------------------------------------------------------------
                                     % OF TOTAL
                                      OPTIONS
                         NUMBER OF   GRANTED TO                 DEEMED                 POTENTIAL REALIZABLE VALUE AT ASSUMED
                         SECURITIES  EMPLOYEES                 VALUE PER                   ANNUAL RATES OF STOCK PRICE
                         UNDERLYING   IN LAST     EXERCISE     SHARE ON                     APPRECIATION FOR OPTION TERM
                         OPTIONS      FISCAL      PRICE PER     DATE OF     EXPIRATION   -----------------------------------
NAME                      GRANTED      YEAR       SHARE         GRANT         DATE              0%           5%          10%
-------                 -----------  ---------   ----------    ---------    ----------   ---------    ---------    ---------
Kenneth Schroeder                --         --           --          --           --          --            --          --
Cameron Lorentz              10,000      0.04%       $17.00      $17.00      3/13/10          --      $106,912    $270,936
Stanley L. Chin              13,560      0.06%        $3.75       $3.75       1/3/10          --      $ 31,979     $81,042
David R. Guercio             11,400      0.05%        $3.75       $3.75       1/3/10          --      $ 26,885     $68,132
Robert C. Hausmann               --         --           --          --           --          --            --          --

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table describes for the Named Executive Officers their option exercises for the fiscal year ended December 31, 2000, and exercisable and unexercisable options held by them as of December 31, 2000.

     The "Value of Unexercised In-the-Money Options at December 31, 2000" is based on a value of $9.50 per share, the closing price of our common stock on the Nasdaq Stock Market's National Market as of December 29, 2000, less the per share exercise price, multiplied by the number of shares issued upon exercise of the option. Options were granted under our 1996 Stock Option Plan or 2000 Stock Plan. All options listed below are immediately exercisable; however, as a condition of exercise, the optionee must enter into a restricted stock purchase agreement granting us the right to repurchase any unvested portion of the shares issuable by such exercise at their cost in the event of the optionee's termination of his relationship with us. The shares vest over four years, with 25% of the shares vesting one year after the grant date and the remaining shares vesting ratably each month thereafter.


                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                              NUMBER OF                              OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                               SHARES                             DECEMBER 31, 2000                DECEMBER 31, 2000
                             ACQUIRED ON                     ----------------------------    ----------------------------
     NAME                     EXERCISE    VALUE REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------------   -----------  --------------     -----------    -------------    -----------    -------------
Kenneth Schroeder                    --        --              200,000               --        $1,650,000           --
Cameron Lorentz                      --        --               10,000               --         ($75,000)           --
Stanley L. Chin                  13,560        $50,850              --               --             --              --
David R. Guercio                 91,400        $342,750             --               --             --              --
Robert C. Hausmann                   --        --                   --               --             --              --

TERMINATION OF KEN SCHROEDER AS CHIEF EXECUTIVE OFFICER

     On January 16, 2001, Resonate and Ken Schroeder signed an Amendment to Mr. Schroeder's Employment Agreement with Resonate, which Amendment was amended as of February 21, 2001. The original Employment Agreement was dated October 1, 1998. Pursuant to the Amendment, Resonate agreed to file a registration statement on Form S-8 to register 1,408,500 shares of Resonate common stock held by Mr. Schroeder for resale to the public. The registration statement was filed with the Securities and Exchange Commission on January 30, 2001. Pursuant to the Amendment, Resonate also granted Mr. Schroeder eleven (11) months additional vesting on the shares that he held if Mr. Schroeder's status as President or Chief Executive Officer of Resonate was terminated and Resonate hired a new President or Chief Executive Officer. Mr. Schroeder resigned as President and Chief Executive Officer of Resonate on February 5, 2001 and Resonate hired Peter
R. Watkins as President and Chief Executive Officer on February 5, 2001.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     In 2000, the compensation committee consisted of John S. McFarlane, I. Robert Greene and Russell L. Siegelman, none of whom was an employee or former employee of Resonate or any of its subsidiaries during the year. The compensation committee has overall responsibility for Resonate's executive compensation policies and practices. The role of the Compensation Committee is to establish and recommend compensation paid to executive officers of Resonate and to administer Resonate's stock plans. The compensation committee's functions include:

 - evaluating the performance of Resonate's Chief Executive Officer,
 - determining the compensation of Resonate's Chief Executive Officer,
 - setting guidelines for all executive officers' compensation, and
 - establishing and administering compensation plans including granting awards under Resonate's stock option plans to its employees.

     The compensation committee has provided the following report on the compensation policies as they apply to Resonate's executive officers and the relationship of Resonate's performance to executive compensation.

OVERVIEW OF COMPENSATION POLICIES

     Resonate's compensation policies are designed to address a number of objectives, including attracting and retaining superior staff, rewarding performance and motivating executive officers to achieve significant returns for stockholders. To promote these policies, the committee implemented a compensation program that is comprised of the following principal elements:

 - basic salary,
 - cash incentives (bonuses),
 - equity incentives (stock awards), and
 - benefits.

     When establishing guidelines for salaries, bonus levels and stock-based awards for the executive officers, the compensation committee considers the recommendations of the Chief Executive Officer, the officer's role, responsibilities and performance during the past year, and the amount of compensation paid to executive officers in similar positions of comparable companies. The compensation committee generally sets the guidelines for the officers at levels that are competitive with Resonate's competitors. When setting the guidelines for the executive officers, the compensation committee considers all of the factors set forth above, but does not assign any specific weighting or apply any formula to these factors. The compensation committee does, however, give significant consideration to the recommendation of the Chief Executive Officer.

     THE IMPORTANCE OF OWNERSHIP--A fundamental tenet of Resonate's compensation policy is that significant equity participation creates a vital long-term partnership between management and other stockholders. Through its employee stock plans and agreements the benefits of equity ownership are extended to Resonate's executive officers and employees. As of March 2, 2001, Resonate's directors and executives owned an aggregate of 11,529,639 shares and had the right to acquire an aggregate of 639,839 additional shares upon the exercise of employee stock options, exercisable on or before May 1, 2001. Of the options exercisable, approximately 94.6% of the shares are unvested shares and therefore repurchasable by Resonate in the event of a termination.

FISCAL 2000 EXECUTIVE OFFICER COMPENSATION PROGRAM

     The components of the executive compensation program are described below:

     BASE SALARY--Resonate believes that base salary is frequently a significant factor in attracting, motivating and retaining skilled executive officers. Accordingly, the compensation committee reviews the base salary of Resonate's chief executive officer annually and generally sets the base salary at or near the average of the levels paid by companies with comparable revenues either engaged in the software industry or located in the San Francisco Bay Area. The compensation committee also sets guidelines in the same manner for other executive officers.

     BONUS PROGRAM--Resonate maintains a cash incentive bonus program to reward executive officers for attaining defined performance goals. Although bonuses are based in part on company-wide performance targets and in part on individual performance. In 2000, the compensation committee set target bonuses in the first half of each year based upon the recommendation of the Chief Executive Officer and bonuses were paid semi-annually.

     STOCK OPTION GRANTS--In 2000, the compensation committee granted options to purchase common stock which in the aggregate represented rights to purchase [360,960] shares under Resonate's stock option plans to executive officers. The compensation committee determined the number of options granted to executive officers primarily by evaluating each officer's (1) respective job responsibilities, (2) past performance, (3) expected future contributions, (4) existing stock and unvested option holdings, (5) potential reward to the executive officer if the stock price appreciates in the public market and (6) management tier classification. Option grants may also be made to new executive officers upon commencement of employment and, on occasion, to executive officers in connection with a significant change in job responsibility. The compensation committee believes that these stock option grants will more closely align the long-term interests of senior management with those of stockholders and assist in the retention of key executives.

     BENEFITS--In 2000, Resonate offered benefits to its executive officers that were substantially the same as those offered to all of the Resonate employees. These benefits included:

 - 401(k) plan,
 - Medical and Dental Insurance,
 - Employee Stock Purchase Plan,
 - Life and Disability Insurance, and
 - Vision Service Plan.

     CHIEF EXECUTIVE OFFICER'S COMPENSATION--In 2000, Kenneth Schroeder served as Resonate's Chief Executive Officer. In 2000, the compensation committee did not increase Mr. Schroeder's salary which remained at $220,000 per year. Mr. Schroeder received a bonus of $220,000 in 2000. In determining Mr. Schroeder's salary, the compensation committee considered the criteria listed above. The compensation committee noted that in 2000, under Mr. Schroeder's leadership,
Resonate:

 - successfully completed the initial public offering of its common stock,
 - significantly increased the number of Fortune 500 and leading emerging internet customers,
 - released significant new versions of Resonate's products, and
 - increased revenues from $9.91 million in 1999 to 19.99 million in 2000.

     Because of Mr. Schroeder's significant holdings of Resonate stock, the compensation committee felt that Mr. Schroeder was appropriately compensated in 2000 and, despite recognizing the above accomplishments, chose not to increase the salary portion of Mr. Schroeder's compensation in 2000.

     TAX LAW LIMITS ON EXECUTIVE COMPENSATION AND POLICY ON DEDUCTIBILITY OF COMPENSATION--Section 162(m) of the Internal Revenue Code provides that a company may not take a tax deduction for that portion of the annual compensation paid to an executive officer in excess of $1 million, unless certain exemption requirements are met. Resonate's stock option plans are designed to meet the exemption requirements of Section 162(m). The compensation committee has determined at this time not to seek to qualify Resonate's remaining executive officer compensation programs under Section 162(m). None of the compensation paid to the Company's executive officers in 2000 was subject to Section 162(m).

     CONCLUSION--All aspects of Resonate's executive compensation are subject to change at the discretion of the compensation committee. The compensation committee will monitor Resonate's executive compensation on an ongoing basis to ensure that it continues to support a performance-oriented environment and remains properly integrated with Resonate's annual and long-term strategic objectives.

                                               RESPECTFULLY SUBMITTED BY THE
                                               COMPENSATION COMMITTEE

                                               Gordon A. Campbell
                                               I. Robert Greene
                                               Russell L. Siegelman



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Prior to establishing the compensation committee, the board of directors as a whole performed the functions delegated to the compensation committee. No member of the board of directors or the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth certain information regarding beneficial ownership of Resonate's common stock as of March 2, 2001 by (i) each director of Resonate, (ii) Resonate's Chief Executive Officer and each of the four other most highly compensated executive officers of Resonate's during fiscal 2000,
(iii) all directors and executive officers of Resonate as a group, and (iv) all those known by Resonate to be beneficial owners of more than five percent of outstanding shares of Resonate's common stock. This table is based on information provided to Resonate or filed with the Securities and Exchange Commission by Resonate's directors, executive officers and principal stockholders. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each stockholder listed in the following table is c/o Resonate Inc., 385 Moffett Park Drive, Sunnyvale, California 94089. Applicable percentage ownership in the following table is based on 27,555,113 shares of common stock outstanding as of March 2, 2001.


                                                                                 NUMBER OF
                                                                            SHARES BENEFICIALLY     PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER                                                         OWNED (1)           BENEFICIALLY OWNED
------------------------                                                         ---------           ------------------
5% STOCKHOLDERS:
Entities affiliated with Kleiner Perkins Caufield & Byers (2)                       3,136,345               11.4%
Chase Venture Capital Associates, LLC (3)                                           2,695,517                9.8
Sun Microsystems, Inc.                                                              1,705,144                6.2
Entities affiliated with Lehman Brothers (4)                                        1,588,662                5.8

DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Peter R. Watkins (5)                                                                1,000,000                3.6
Kenneth Schroeder (6)                                                               1,608,500                5.8
Christopher C. Marino (7)                                                           2,599,253                9.4
Robert C. Hausmann (8)                                                                408,494                1.5
Karen S. Barnes (9)                                                                   275,000                1.0
Karen L. Styres (10)                                                                  276,250                1.0
Cameron L Lorentz (11)                                                                220,000                *
Gordon A. Campbell (12)                                                               795,554                2.9
Robert J. Finocchio, Jr. (13)                                                          52,000                *
I. Robert Greene (14)                                                                 313,067                1.1
John S. McFarlane (15)                                                                 52,000                *
Russell Siegelman (16)                                                              3,136,345               11.4
Stanley L. Chin                                                                        94,958                *
David R. Guercio (17)                                                                 263,118                1.0
A. Alan Button (18)                                                                   283,850                1.0
Marcia Bartelmie (19)                                                                 151,250                0.5
All directors and officers as a group (16 persons) (20)                            11,529,639               41.8

------------------------
*less than 1%.

     (1) In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 2, 2001 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

     (2) The aggregated shares listed for entities affiliated with Kleiner Perkins Caufield & Byers are owned as follows: KPCB Java Fund, LP owns 1,923,729 shares; Kleiner Perkins Caufield & Byers VIII, L.P. owns 1,072,141 shares; KPCB VIII Founder's Fund, L.P. owns 62,067 shares; and KPCB Information Sciences Zaibatsu Fund II, L.P. owns 78,408 shares. The address for Kleiner Perkins Caufield & Byers is 2750 Sand Hill Road, Menlo Park, California 94025.

     (3) We have been informed by Chase Venture Capital Associates, LLC that it is managed by Chase Capital Partners, the current partners of which consist of Ana Carolina Aidar, John R. Baron, Mitchell J. Blutt, Christopher C. Behrens, David S. Britts, Arnold L. Chavkin, David J. Gilbert, Eric A. Green, Michael R. Hannon, Donald J. Hoffman, Jonathan Meggs, Stephen P. Murray, John M.B. O'Connor, Robert Ruggiero, Susan L. Segal, Shahan D. Soghikian, Lindsay Stuart, Patrick Sullivan, Jeffrey
         C. Walker, Timothy J. Walsh, Richard D. Waters, and Damion E. Wicker. Each of the general partners of Chase Capital Partners disclaims beneficial ownership of the securities owned by Chase Venture Capital Associates, LLC to the extent it exceeds such partner's pecuniary interest therein. Affiliates of Chase Venture Capital Associates, LLC (the "Chase Entities") are parties to certain co-invest arrangements with Flatiron Associates LLC (f/k/a Friends of Flatiron, LLC), Flatiron

         Fund 1998/99, LLC and Flatiron Partners LLC (collectively, the "Flatiron Investors") and/or affiliates of the Flatiron Investors (collectively, the "Flatiron Group"). The parties to such arrangements have agreed to a venture capital investment program for the purpose of making private investments primarily in the equity and 72 equity-related securities of early stage Internet companies (the "Program"). In substance, the Program is similar to a typical venture capital investment firm, with certain Flatiron Investors receiving the equivalent of a standard carried interest from the Chase Entities. Upon the occurrence of certain contingencies that are outside the control of the Chase Entities, certain Chase Entities may acquire a pecuniary interest in the investments made by the Flatiron Investors. None of the Chase Entities presently has any beneficial or pecuniary interest in the shares of the Issuer held by the Flatiron Investors. Each of the Chase Entities and Chase Venture Capital Associates, LLC disclaims beneficial ownership of the Issuer's securities held by the Flatiron Group.
     (4) The aggregated shares listed for entities affiliated with Lehman Brothers are owned as follows: LB I Group Inc. owns 1,251,850 shares; Lehman Brothers MBG Venture Capital Partners 1998 (A) L.P. owns 58,767 shares; Lehman Brothers MBG Venture Capital Partners 1998 (B) L.P. owns 1,085 shares; Lehman Brothers MBG Venture Capital Partners 1998 (C) L.P. owns 6,690 shares; and Lehman Brothers VC Partners L.P. owns 270,270 shares. The address for Lehman Brothers is 3 World Financial Center, 18th Floor, New York, New York. We have been informed by Lehman Brothers that there is no natural person or persons who exercise sole or shared dispositive powers over the shares of record held by Lehman Brothers. The entities invested in Resonate are under control by subsidiaries of Lehman Brothers Holdings, Inc., a publicly held corporation. The executive officers of Lehman Brothers Holdings, Inc., as reported in that entity's public filings, may exercise voting powers over the shares.

     (5) At March 2, 2001, all shares held by Mr. Watkins were unvested. Includes 41,666 shares issuable upon exercise within 60 days of March 2, 2001.

     (6) At March 2, 2001, 498,844 shares held by Mr. Schroeder were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 200,000 shares issuable upon exercise of options held by Mr. Schroeder within 60 days of March 2, 2001, 75,000 of which would be subject to a right of repurchase in our favor, which right lapses over time.

     (7) Includes 100,000 shares held by the Marino Children's Trust dated December 9, 1999. At March 2, 2001, all shares held by Mr. Marino were fully vested.

     (8) Includes 326,994 shares held by the Robert C. Hausmann and Lori Anne Hausmann Living Trust dated November 21, 1991. At March 2, 2001, 223,949 shares held by Mr. Hausmann and the trust were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 81,500 shares issuable upon exercise of options held by Mr. Hausmann within 60 days of March 2, 2001, of which 76,406 would be subject to a right of repurchase in our favor, which right lapses over time.

     (9) At March 2, 2001, 116,118 shares held by Ms. Barnes were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 68,568 shares issuable upon exercise of options held by Ms. Barnes within 60 days of March 2, 2001, of which 60,890 would be subject to a right of repurchase in our favor, which right lapses over time.

     (10)At March 2, 2001, 38,706 shares held by Ms. Styres were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 145,980 shares issuable upon exercise of options held by Ms. Styres within 60 days of March 2, 2001, of which 138,302 would be subject to a right of repurchase in our favor, which right lapses over time.

     (11)At March 2, 2001, 52,500 shares held by Mr. Lorentz were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 10,000 shares issuable upon exercise of options held by Mr. Lorentz within 60 days of March 2, 2001, of which 7,500 would be subject to a right of repurchase in our favor, which right lapses over time.

     (12)Includes 60,932 shares held by entities associated with TechFarm. Mr. Campbell disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

     (13)At March 2, 2001, 35,750 shares held by Mr. Finocchio were unvested and subject to a right of repurchase in our favor, which right lapses over time.

     (14)Includes 119,969 shares held by the Flatiron Fund LLC, 175,218 shares held by the Flatiron Fund 1998/99 LLC and 17,880 shares held by Flatiron Associates, LLC. Mr. Greene disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

     (15)Excludes 1,705,144 shares of common stock held by Sun Microsystems, Inc. which converts into 1,705,144 shares of common stock. Mr. McFarlane disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Includes 52,000 shares held by John S. McFarlane and Janet E. McFarlane, Trustees, or their successors, under the McFarlane Revocable Family Trust, Dated November 22, 1999. At March 2, 2001, 32,500 shares held by the trust were unvested and subject to a right of repurchase in our favor, which right lapses over time.

     (16)Includes 3,136,345 shares held by entities associated with Kleiner Perkins Caufield & Byers. Mr. Siegelman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

     (17)At March 2, 2001, 32,154 shares held by Mr. Guercio were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 170,468 shares issuable upon exercise of options held by Mr. Guercio within 60 days of March 2, 2001, 162,530 of which would be subject to a right of repurchase in our favor, which right lapses over time.

     (18)At March 2, 2001, 43,500 shares held by Mr. Button were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 182,600 shares issuable upon exercise of options held by Mr. Button within 60 days of March 2, 2001, 179,062 of which would be subject to a right of repurchase in our favor, which right lapses over time.

     (19)At March 2, 2001, 1,177 shares held by Ms. Bartelmie were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 148,823 shares issuable upon exercise within 60 days of March 2, 2001, 145,698 of which would be subject to a right of repurchase, which right lapses over time.

     (20)Includes 1,722,594 shares which were unvested at March 2, 2001 and subject to a right of repurchase in our favor, which right lapses over time. Includes 639,839 shares issuable upon exercise of options within 60 days of March 2, 2001, of which 604,185 would be subject to a right of repurchase in our favor, which right lapses over time.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last two years, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest other than compensation arrangements that are otherwise required to be described and the transactions described below.

EQUITY INVESTMENT TRANSACTIONS FOR CASH

     In March 2000 we sold 514,668 shares of Series E preferred stock for $19.43 per share. In July 2000, we sold 1,389,603 shares of Series F preferred stock for $19.43 per share. Sun Microsystems Inc., a stockholder holding more than 5% of our capital stock purchased all 514,668 shares of Series E preferred stock, and 1,029,336 shares of Series F preferred stock, for an aggregate cash purchase price of $29,999,998. Upon our initial public offering, these shares were converted to 1,705,144 shares of common stock.

EMPLOYEE LOANS

     On February 16, 1999, Mr. Schroeder purchased 1,408,500 shares of our common stock at a price of $0.38 per share. Mr. Schroeder paid for such shares with a full recourse five-year $535,230 promissory note, secured by the purchased shares. The note bears interest at a rate of 5% per annum.

     On September 28, 1999, Mr. Hausmann purchased 315,744 shares of our common stock at a price of $1.25 per share. Mr. Hausmann paid for such shares in part with a full recourse five-year $194,680 promissory note, secured by the purchased shares. The note bears interest at a rate of 6.25% per annum. On December 1, 1999, Mr. Hausmann purchased 10,000 shares of our common stock at an exercise price of $2.50 per share. Mr. Hausmann paid for such shares with a full recourse five-year $25,000 promissory note, secured by the purchased shares. The note bears interest at a rate of 6.25% per annum.

     On February 7, 2000, Mr. Button purchased 100,000 shares of our common stock at a price of $5.00 per share. Mr. Button paid for such shares in part with a full recourse five-year $300,000 promissory note, secured by the purchased shares. The note bears interest at a rate of 6.6% per annum.

     We have the right to repurchase unvested shares from these executive officers if their service with us terminates, which right lapses over four years after the date of grant, absent any accelerating event.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

     The consolidated financial statements of the registrant as set forth under
Item 8 are filed as part of this Annual Report on Form 10-K.

(A) (2)  FINANCIAL STATEMENT SCHEDULE

     Schedule II - Valuation and Qualifying Accounts is filed on page 69 of this Annual Report on Form 10-K.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

     The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a) (1) and 14 (a) (2), are filed on page 36 of this Annual Report on Form 10-K.

 (A) (3) EXHIBITS

3.1*   Restated Certificate of Incorporation of the Registrant.

3.2*   Bylaws of the Registrant.

4.1*   Form of Specimen Certificate for Registrant's common stock.

10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*  1996 Stock Plan and form of agreement thereunder.

10.3*  2000 Stock Plan and form of agreement thereunder.

10.4*  2000 Employee Stock Purchase Plan and form of agreement thereunder.

10.5*  Fifth Amended and Restated Investor Rights Agreement dated July 6, 2000.

10.6*  Lease in Sunnyvale, California.

10.7*  Java License from Sun Microsystems, Inc.

21.1   Subsidiaries of the Registrant.

23.1   Consent of Independent Accountants.

25.1   Power of Attorney (See Page 70)

99.1   Employment Agreement between Mr. Peter R. Watkins and Resonate Inc.

-------------------
* Incorporated by reference to the registrant's Registration Statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.

(B)      REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 2000.

(C)      EXHIBITS

See (a) (3) above.

(D)      FINANCIAL STATEMENT SCHEDULE

See (a) (2) above.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                              BALANCE AT    CHARGED TO                   BALANCE AT
                                             BEGINNING OF    COSTS AND                     END OF
DESCRIPTION                                     PERIOD       EXPENSES     DEDUCTIONS       PERIOD
-----------                                     ------       --------     ----------       ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1998                $     --         $  (21)        $    --      $   (21)

Year ended December 31, 1999                     (21)           (79)             --         (100)

Year ended December 31, 2000                    (100)          (456)            156         (400)


SALES RETURNS RESERVE:

Year ended December 31, 1998                $     --         $   --         $    --      $    --

Year ended December 31, 1999                      --             --              --           --

Year ended December 31, 2000                      --           (103)             53          (50)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sunnyvale, State of California on the 23rd day of March 2001.

                                      RESONATE  INC.

                                      By:  /s/ PETER R. WATKINS
                                           --------------------
                                      Peter R. Watkins
                                      President and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Peter R. Watkins and Robert C. Hausmann, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                          DATE
---------                        -----                          ----

/s/ PETER R. WATKINS             President and                 March 23, 2001
--------------------              Chief Executive Officer
Peter R. Watkins                  and Director (Principal
                                  Executive Officer)

/s/ ROBERT C. HAUSMANN           Chief Financial Officer       March 23, 2001
----------------------            (Principal Financial and
Robert C. Hausmann                Accounting Officer)


/s/ GORDON A. CAMPBELL           Chairman of the Board         March 23, 2001
----------------------
Gordon A. Campbell


/s/ CHRISTOPHER C. MARINO        Founder,                      March 23, 2001
-------------------------        Corporate Vice President
Christopher C. Marino            and Director


/s/ I. ROBERT GREENE             Director                      March 23, 2001
--------------------
I. Robert Greene


/s/ ROBERT J. FINOCCHIO, JR.     Director                      March 23, 2001
----------------------------
Robert J. Finocchio, Jr.


/s/ RUSSELL SIEGELMAN            Director                      March 23, 2001
---------------------
Russell Siegelman


/s/ JOHN S. MCFARLANE            Director                      March 23, 2001
---------------------
John S. McFarlane

                                 EXHIBIT INDEX


Exhibit    Description
-------    -----------------
3.1*       Restated Certificate of Incorporation of the Registrant.

3.2*       Bylaws of the Registrant.

4.1*       Form of Specimen Certificate for Registrant's common stock.

10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*      1996 Stock Plan and form of agreement thereunder.

10.3*      2000 Stock Plan and form of agreement thereunder.

10.4*      2000 Employee Stock Purchase Plan and form of agreement thereunder.

10.5*      Fifth Amended and Restated Investor Rights Agreement dated
           July 6, 2000.

10.6*      Lease in Sunnyvale, California.

10.7*      Java License from Sun Microsystems, Inc.

21.1       Subsidiaries of the Registrant.

23.1       Consent of Independent Accountants.

25.1       Power of Attorney (See Page 70)

99.1       Employment Agreement between Mr. Peter R. Watkins and Resonate Inc.

-------------------
* Incorporated by reference to the registrant's Registration Statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.