Form 10-Q
period 2001-03-31
RESONATE INC
filed 2001-05-10
CIK 1026380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 27,591,425.




                                  RESONATE INC.
                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000........................................................................... 3

       Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2001 and 2000............................................................... 4

       Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000............................................................... 5

       Notes to the Condensed Consolidated Financial Statements...................................... 6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
        Operations................................................................................... 10
        Risk Factors................................................................................. 15

   Item 3.  Quantative and Qualititative Disclosures About Market Risks.............................. 26

PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings........................................................................ 27

   Item 2.  Changes in Securities and Use of Proceeds................................................ 27

   Item 3.  Defaults Upon Senior Securities.......................................................... 27

   Item 4.  Submission of Matters to a Vote of Security Holders...................................... 27

   Item 5.  Other Information........................................................................ 27

   Item 6. Exhibits and Reports on Form 8-K.......................................................... 27

Signatures........................................................................................... 29

PART I:       FINANCIAL INFORMATION
ITEM 1:       FINANCIAL STATEMENTS

                                  RESONATE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           March 31,       December 31,
                                                             2001              2000
                                                          -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                              $    85,332      $    76,053
   Short-term investments                                      17,431           32,981
   Accounts receivable, net                                     2,766            6,189

   Prepaid expenses and other current assets                    1,064            1,413
                                                          -----------      -----------
     Total current assets                                     106,593          116,636

Property and equipment, net                                     4,781            5,089
Other assets                                                      628              218
                                                          -----------      -----------

       Total assets                                       $   112,002      $   121,943
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $     1,306      $     1,132
   Accrued liabilities                                          2,962            3,875
   Deferred revenue                                             4,441            4,996
   Debt, current                                                2,779            2,793
   Capital lease obligation, current                              841            1,091
                                                          -----------      -----------
     Total current liabilities                                 12,329           13,887

Debt, long-term                                                 1,706            2,418
Capital lease obligation, long-term                               298              471
                                                          -----------      -----------
       Total liabilities                                       14,333           16,776
                                                          -----------      -----------

Stockholders' equity:
     Preferred stock                                               --               --
     Common stock                                                   3                3
     Additional paid-in capital                               192,487          195,120
     Notes receivable from stockholders                        (1,054)          (1,055)
     Unearned stock-based compensation                         (9,917)         (14,360)
     Accumulated deficit                                      (83,850)         (74,541)
                                                          ------------     ------------
       Total stockholders' equity                              97,669          105,167
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $   112,002      $   121,943
                                                          ===========      ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                          2001           2000
                                                     -----------     -----------
Revenue:
   Product                                           $     1,657     $     2,732
   Services                                                1,465             937
                                                     -----------     -----------
       Total revenue                                       3,122           3,669
                                                     -----------     -----------

Cost of revenue:
   Product                                                    64              24
   Services (including stock-based compensation
           of $152 and $419, respectively)                 1,134           1,155
                                                     -----------     -----------
       Total cost of revenue                               1,198           1,179
                                                     -----------     -----------

       Gross profit                                        1,924           2,490

Operating expenses:
   Research and development (including stock-based
       compensation of $(111) and $980, respectively)      3,440           3,981
   Sales and marketing (including stock-based
       compensation of $226 and $1,389, respectively)      6,186           8,218
   General and administrative (including stock-
       based compensation of $639 and $1,149,
       respectively)                                       2,882           2,640
                                                     -----------     -----------
       Total operating expenses                           12,508          14,839
                                                     -----------     -----------

Loss from operations                                     (10,584)        (12,349)
Interest and other income                                  1,483             117
Interest and other expenses                                 (208)           (202)
                                                     ------------    -----------
Net loss                                             $    (9,309)    $   (12,434)
                                                     ============    ===========

Net loss per share:
   Basic and diluted                                 $     (0.35)    $     (2.04)
                                                     ===========     ===========
   Shares used in per share calculation                   26,431           6,086
                                                     ===========     ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                               2001           2000
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $    (9,309)    $  (12,434)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                             699            382
         Provision for doubtful accounts                                           170             50
         Stock-based compensation                                                  906          3,936
         Amortization of stock options issued for services                          36            618
         Warrant related interest expense                                           31             31
         Changes in assets and liabilities:
              Accounts receivable                                                3,253            693
              Prepaid expenses and other current assets                            349            (83)
              Other assets                                                        (410)           (70)
              Accounts payable                                                     174          1,084
              Accrued liabilities                                                 (913)           778
              Deferred revenue                                                    (555)          (296)
                                                                           -----------    -----------

              Net cash used in operating activities                             (5,569)        (5,311)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (391)        (1,541)
     Purchase of short-term investments                                        (16,578)        (6,000)
     Proceeds from maturities or sales of short-term investments                32,145         10,000
                                                                           -----------    -----------

              Net cash provided by investing activities                         15,176          2,459
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                 (757)          (448)
     Principal payments under capital lease obligations                           (423)          (210)
     Proceeds from issuance of mandatorily redeemable
       convertible preferred stock, net of issuance costs                           --         10,000
     Payments for stock repurchases                                               (114)            --
     Proceeds from exercise of preferred stock warrants                             --              5
     Proceeds from issuance of common stock upon exercise
       of stock options and employee stock purchase plan                           966            567
                                                                           -----------    -----------

              Net cash provided by (used in) financing activities                 (328)         9,914
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                        9,279          7,062

Cash and cash equivalents at beginning of period                                76,053          5,011
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    85,332    $    12,073
                                                                           ===========    ===========


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                                  RESONATE INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of Resonate Inc. and its subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and the notes to the financial statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The functional currency of our foreign subsidiaries is the local currency. Accordingly, we apply the current exchange rate to translate foreign subsidiaries' assets and liabilities and weighted average exchange rates to translate our subsidiaries' revenues, expenses, gains and losses into United States dollars. Translation adjustments are immaterial and are included in the condensed consolidated statements of operations.

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

     REVENUE RECOGNITION

     We derive revenue from licenses of our software and related services, which include implementation and integration services, technical services, training and consulting. Revenue is recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery and installation has occurred. We generally recognize revenue under the residual method as prescribed by Statement of Position No. 97-2 " Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP No. 97-2 with Respect to Certain Transactions" whereby revenue is allocated to each undelivered element based upon the fair value of each element when sold separately and the residual amount is then allocated to the delivered element.

     Product revenue from existing reseller arrangements is recognized when reported by the reseller upon re-licensing of our software to end-users. Our agreements with our customers and resellers do not contain product return rights.

     For arrangements with extended payment terms, revenue is recognized at the earlier of when the payment is due or when the cash is received.

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Revenue recognized under such arrangements for the period ended March 31, 2001 and 2000 was not significant.

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

     During the three months ended March 31, 2001, no customer accounted for more than 10% of our total revenue. During the three months ended March 31, 2000, one individual customer accounted for 16% of the Company's total revenue.

     At March 31, 2001, one customer accounted for 11% of total accounts receivable. At December 31, 2000, no individual customer accounted for more than 10% of total accounts receivable.

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

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):




                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                2001          2000
                                                              ---------    ---------
Net loss                                                      $  (9,309)   $ (12,434)
                                                              ==========   ==========

Basic and diluted:
     Weighted average shares                                     27,527        8,116
Weighted average common stock subject to repurchase              (1,096)      (2,030)
                                                              ----------   ----------
     Shares used in computing basic and diluted net
         loss per share                                          26,431        6,086
                                                              =========    =========

     Basic and diluted net loss per share                     $  (0.35)    $  (2.04)
                                                              =========    =========

     The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                2001          2000
                                                              ---------    ---------
Weighted average effect of common stock equivalents:
     Preferred stock                                                 --       11,641
     Warrants                                                        --          343
     Employee stock options                                       3,061        2,813
     Common Stock subject to repurchase agreements                1,096        2,030
                                                              ---------    ---------
                                                                  4,157       16,827

     COMPREHENSIVE INCOME

     We have adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. To date, we have not had any material transactions that are required to be reported in comprehensive income.

     SEGMENT INFORMATION

     During the period presented, we operated in a single business segment primarily in the United States. Through March 31, 2001, foreign operations were not significant in either revenue or investment in long-lived assets.

     RECLASSICATION

     Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000. We adopted SFAS 133 in the quarter ended March 31, 2001. We did not engage in hedging activities or invest in derivative instruments and accordingly, SFAS 133 did not have an impact on our financial statements.

NOTE 2.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                2001          2000
                                                              ---------    ---------
Supplemental cash flow information:

     Capital lease obligations                                $      --    $     322
                                                              =========    =========

     Common Stock issued in exchange for notes receivable     $      --    $     300
                                                              =========    =========

NOTE 3.   LITIGATION

     On September 12, 2000, we filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California for permanent injunctive relief and damages. We believe Alteon infringes United States Letters Patent No. 5,774,660, entitled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to us on June 30, 1998. Alteon served its answer to our complaint in October 2000, in which Alteon denied our allegations and counterclaimed that our patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. The litigation is currently in the discovery phase and a trial date has been set for the summer of 2002.

     We are also involved in disputes in the normal course of business. We do not believe that the outcome of any of these disputes will have a material effect on our business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These forward-looking statements are typically denoted in this report by the phrases "anticipates," "believes," "expects," "plans," and similar phrases. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences are discussed in this item under the heading "Risk Factors" on page 15 of this report and the risks discussed in our other Securities and Exchange Commission filings.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included under Item 1 beginning on page 3 of this report, the section entitled "Risk Factors" on page 15 in this report and our Annual Report on Form 10-K filed on March 27, 2001 with the Securities and Exchange Commission.

OVERVIEW

     We develop and market a family of software products, solutions and services that ensure high levels of availability and performance for Internet, intranet and extranet applications. Our family of software products and solutions integrates network traffic management and systems monitoring and management functions, which together provide real-time monitoring, reporting and automated service level control of eBusiness applications. We call the collection of capabilities that our products and solutions provide active service level management.

     Resonate was founded in July 1995 and began substantive operations in April 1996. From April 1996 through the first quarter of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product, Central Dispatch, and first generated revenue from software license fees and implementation and consulting fees in the first quarter of 1997. We released our Global Dispatch software product in the first quarter of 1998 and our Commander software product in the third quarter of 1999. In the three months ended March 31, 2001, we derived approximately 65% of our product revenue from our Central Dispatch product. We have incurred significant costs to develop our technology, products, solutions and services, to continue the recruitment of research and development personnel, to build a sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount was 236 at March 31, 2001.

     We market and sell our software products and solutions through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value added resellers, web hosting services and system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. We derived revenue of $170,000 from these reseller arrangements in the three months ended March 31, 2001.

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                  2001         2000
                                                 --------     ---------
Revenue:
   Product                                           53.1%         74.5%
   Services                                          46.9          25.5
                                                 --------     ---------
       Total revenue                                100.0         100.0
                                                 --------     ---------
Cost of revenue:
   Product                                            2.0           0.7
   Services                                          36.3          31.4
                                                 --------     ---------
       Total cost of revenue                         38.3          32.1
                                                 --------     ---------
Gross profit                                         61.7          67.9
                                                 --------     ---------
Operating expenses:
   Research and development                         110.2         108.5
   Sales and marketing                              198.1         224.0
   General and administrative                        92.3          72.0
                                                 --------     ---------
       Total operating expenses                     400.6         404.5
                                                 --------     ---------
Loss from operations                               (338.9)       (336.6)
Interest and other income                            47.5           3.2
Interest and other expenses                          (6.7)         (5.5)
                                                 ---------      --------
Net loss                                           (298.1)%      (338.9)%
                                                 =========    ==========


REVENUE AND REVENUE RECOGNITION POLICY

     Our total revenue was $3.1 million for the three months ended March 31, 2001 and $3.7 million for the three months ended March 31, 2000. Total revenue was comprised of sales of software products and solutions and related service fees from implementation, consulting, training and support.

     Product revenue was $1.7 million or 53.1% of total revenue for the three months ended March 31, 2001 and $2.7 million or 74.5% of total revenue for the three months ended March 31, 2000. Services revenue was $1.5 million or 46.9% of total revenue for the three months ended March 31, 2001 and $937,000 or 25.5% of total revenue for the three months ended March 31, 2000. The decrease in our revenue was primarily due to a general slowdown in the domestic economy beginning in the second half of 2000 and accelerating in 2001, resulting in delays or cancellations in anticipated sales to new and existing customers. Our revenue mix changed from prior periods as a result of generating higher revenues from renewals of our maintenance contracts compared to new sales of products and services to new and existing customers during the three months ended March 31, 2001. We believe our revenue mix will consists of 55-60% product revenue and 40-45% service revenue.

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

     During the three months ended March 31, 2001, no customer accounted for more than 10% of our total revenue. During the three months ended March 31, 2000, one individual customer, Vignette, accounted for 16% of our total revenue.


COST OF REVENUE

     Cost of revenue was $1.0 million for the three months ended March 31, 2001 and $760,000 for the three months ended March 31, 2000, excluding stock-based compensation charges of $152,000 in 2001 and $419,000 in 2000. The increase in our cost of revenue is primarily attributed to personnel related expenses for our professional services organization. Our professional services headcount increased from 17 at March 31, 2000 to 20 at March 31, 2001. Cost of revenue as a percentage of total revenue was 38.3% for the three months ended March 31, 2001 and 32.1% in the three months ended March 31, 2000. The increase is attributed to lower revenue in the three months ended March 31, 2001, compared to the three months ended March 31, 2000, as the United States economy began slowing down in the second half of 2000 and continued into the first quarter of 2001. Our cost of product revenue includes expenses incurred to manufacture, package and distribute software products and solutions and related documentation. Our cost of services revenue includes salaries and related expenses for our implementation, consulting support, and training organizations and an allocation of facilities and communications expenses. Our negative gross margins from services for the three months ended March 31, 2000 was attributed primarily to stock-based compensation of $419,000. We believe that our cost of revenue, excluding stock-based compensation charges, will be consistent with current levels, as we expect our existing professional services organization to support new and existing customers. Cost of revenue as a percentage of total revenue may fluctuate from period to period.


OPERATING EXPENSES

     Research and Development

     Research and development expenses were $3.6 million for the three months ended March 31, 2001 and $3.0 million for the three months ended March 31, 2000, excluding stock-based compensation charges of $(111,000) in 2001 and $980,000 in 2000. Research and development expenses as a percentage of total revenue was 110.2% for the three months ended March 31, 2001 and 108.5% in the three months ended March 31, 2000. Substantially all of the increase in research and development expenses was related to an increase in the number of software engineers and other technical staff. Research and development personnel grew from 64 at March 31, 2000 to 77 at March 31, 2001. We believe that research and development expenses, excluding stock-based compensation charges, will be consistent with current levels as we expect to develop new products, applications, and product enhancements with our investments to date. Research and development expenses as a percentage of total revenue may fluctuate from period to period.

     Sales and Marketing

     Sales and marketing expenses were $6.0 million for the three months ended March 31, 2001 and $6.8 million for the three months ended March 31, 2000, excluding stock-based compensation charges of $226,000 in 2001 and $1.4 million in 2000. Sales and marketing expenses as a percentage of total revenue were 198.1% for the three months ended March 31, 2001 and 224.0% in the three months ended March 31, 2000. The decrease in sales and marketing expenses is attributed primarily to more targeted marketing activities than in prior periods and reduced spending on agency fees, third-party recruitment fees and sales commissions. These decreases were offset by increases in salaries, travel and entertainment and office expenses related to an increased number of remote offices domestically and internationally. Sales and marketing personnel increased from 90 at March 31, 2000 to 103 at March 31, 2001. The decrease in sales and marketing expenses as a percentage of total revenue was attributed primarily to a decrease in stock-compensation charges. We believe that sales and marketing expenses, excluding stock-based compensation charges, will be consistent with current levels as we expect to sell and market our products and solutions with the investments made to date. Sales and marketing expenses as a percentage of total revenue may fluctuate from period to period.

     General and Administrative

     General and administrative expenses were $2.2 million for the three months ended March 31, 2001 and $1.5 million for the three months ended March 31, 2000, excluding stock-based compensation charges of $639,000 in 2001 and $1.1 million in 2000. The increase in general and administrative expenses is primarily attributable to costs relating to the transition of our chief executive officer in February 2001, additional bad debt expense and additional public company administrative expenses such as directors' and officers' insurance and filing fees. General and administrative personnel increased from 28 at March 31, 2000 to 35 at March 31, 2001. General and administrative expenses as a percentage of total revenue were 92.3% for the three months ended March 31, 2001 and 72.0% in the three months ended March 31, 2000. The increase in general and administrative expenses as a percentage of total revenue results from total revenue increasing at a slower rate than general and administrative expenses. We believe that general and administrative expenses, excluding stock-based compensation, will increase in absolute dollars in the near term as we expect to incur additional costs for the transition of executives. General and administrative expenses may fluctuate as a percentage of total revenue from period to period.

     Stock-based Compensation

     Stock-based compensation consisted of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. Of the total unearned stock-based compensation, $906,000 was amortized in the three months ended March 31, 2001 compared $3.9 million amortized in the three months ended March 31, 2000. The remaining unearned stock-based compensation is expected to be amortized as follows: $5.0 million in 2001, $3.6 million in 2002, $1.3 million in 2003 and $48,000 in 2004.

INTEREST AND OTHER INCOME

     For the three months ended March 31, 2001, we had interest and other income of approximately $1.5 million compared to $117,000 for the three months ended March 31, 2000. The increase in interest and other income was primarily due to higher cash balances from the proceeds of our sales of preferred stock in March and July 2000 and our initial public offering in August 2000.


INTEREST AND OTHER EXPENSES

     For the three months ended March 31, 2001, we had interest and other expenses of approximately $208,000 compared to $202,000 for the three months ended March 31, 2000. Interest and other expenses consist primarily of interest incurred on our outstanding debt and capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations through March 31, 2001 primarily through previous private placements of equity securities and to a lesser extent, revenue, subordinated debt and lines of credit. We also raised approximately $88 million, net of issuance costs, in our initial public offering in August 2000. We did not use any of these proceeds to fund our operations as of March 31, 2001. These proceeds remain in cash, cash equivalents and short-term investment accounts.

     Net cash used in operating activities during the three months ended March 31, 2001 was $5.6 million and was attributable to a net loss of $8.4 million before stock-based compensation charges of $906,000 and charges for stock options issued for services of $36,000. Cash provided by operating activities resulted from decreases in accounts receivable of $3.3 million and prepaid expenses of $349,000 and increases in accounts payable of $174,000 as well as increased depreciation and amortization of $699,000 and provision for doubtful accounts of $170,000. Cash generated by the decrease in accounts receivable primarily resulted from delays in anticipated sales to new and existing customers and increased collection efforts on outstanding receivables. Cash provided by operating activities was offset by increases in other assets of $410,000, decreases in accrued payroll and other liabilities of $913,000 and deferred revenue of $555,000.

     Net cash provided by investing activities during the three months ended March 31, 2001 was $15.2 million and resulted from the purchases of $16.6 million in investments and purchases of property and equipment of $391,000, offset by proceeds from the sale and maturities of short-term investments of $32.1 million. The increase in net cash provided by investing activities results primarily from the increased conversion of short-term investments to cash used to support our operations.

     Net cash used in financing activities totaled $328,000 resulting from repayments of debt and capital lease obligations of $1.2 million and payments for stock repurchases of $114,000, offset by proceeds from the issuance of common stock in connection with the exercise of stock options and purchase of common stock through our employee stock purchase plan of $966,000.

     As of March 31, 2001, our principal sources of liquidity included $102.8 million of cash, cash equivalents and investments. We believe that our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective

Date of FASB No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000. We adopted SFAS 133 in the quarter ended March 31, 2001. We did not engage in hedging activities or invest in derivative instruments and accordingly, SFAS 133 did not have an impact on our financial statements.

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

WE ONLY BEGAN SUBSTANTIVE OPERATIONS IN APRIL 1996 AND, AS A RESULT, IT IS DIFFICULT TO FORECAST OUR FUTURE OPERATING RESULTS.

     We were incorporated in July 1995 and had no substantive operations until April 1996. As a result, we have a limited operating history that makes it difficult to forecast our future operating results. In addition, the revenue and income potential of our business and market are unproven. Risks and difficulties typically encountered by companies in their early stages of development, particularly those in new and rapidly evolving markets such as ours, include our ability to:

 - Successfully develop, commercialize and achieve significant market acceptance of our current and next generation of products and solutions

 - Develop and maintain strong relationships with server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators to sell our products through indirect channels

 - Expand our domestic and international sales efforts

 - Continue to attract and retain qualified personnel

 - Manage operations

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

     We intend to increase our operating expenses, particularly expenses relating to expanding our direct sales force and increasing levels of research and development. As a result, we will need to generate significant additional revenue to achieve and maintain profitability in the future. Moreover, failure to achieve and sustain significant increases in our quarterly net sales could cause us to curtail planned increases in our operating expenses, which would adversely impact our ability to grow our business.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND MAY BE SUBJECT TO SEASONALITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. Factors that could cause our operating results to fluctuate include:

 - General economic conditions specific to the active service level management industry or generally relating to information technology spending

 - Changes in the mix of products, solutions and services we sell

 - The timing of the development and release of enhanced versions of Central Dispatch, Commander, Global Dispatch and Enterprise Service Console, as well as future product enhancements and new products

 - Deferrals of customer orders in anticipation of product enhancements or new products and solutions

 - Announcement or market acceptance of new products or product enhancements offered by our competitors

 - Acceptance of our recently introduced Resonate Commander solutions

 - The mix of channels through which we sell our products and solutions

 - The timing and amount of orders from companies who sell our products and solutions through our indirect distribution channel

 - The size and timing of large transactions may yield revenue fluctuations that are inconsistent with prior or subsequent periods

     Because of these and possibly other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. Operating results were below expectations in the fourth quarter of 2000 and the first quarter of 2001. Our operating results will likely also be below the expectations of public market analysts and investors in some future quarter or quarters. If this occurs, the price of our common stock will probably decline.

     A delay in anticipated sales beyond the end of a particular quarter may harm our results of operations for that quarter. We experienced this type of delay in the fourth quarter of 2000 and the first quarter of 2001. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends, and our expense levels are relatively fixed. Consequently, if revenue levels fall below our expectations, we may suffer unexpected losses because only a small portion of our expense varies with our revenue.

     We expect to experience seasonality in the sales of our software products and solutions. For example, we expect that sales may decline during summer months, particularly in Europe, thereby adversely affecting sales during our third quarter. We also anticipate that sales may be lower in our first calendar quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business because the recent general economic slowdown may have largely overshadowed this seasonality experienced in prior periods.

IF WE FAIL TO SUCCESSFULLY EDUCATE POTENTIAL CUSTOMERS REGARDING THE BENEFITS OF OUR ACTIVE SERVICE LEVEL MANAGEMENT SOLUTIONS, OUR ABILITY TO SELL OUR PRODUCTS AND SOLUTIONS AND GROW OUR BUSINESS WILL BE SEVERELY LIMITED.

     Our future success depends on widespread commercial acceptance of our products and solutions. The market for active service level management solutions is relatively new and rapidly evolving. If we are unable to educate our potential customers, and the market in general, of the advantages of our software-based active service level management solutions over hardware-based server load balancing products and network system management products, our ability to sell our products and solutions will be severely limited. Rather than utilizing comprehensive active service level management solutions, most web data center administrators manage their services by adding servers and interconnecting a variety of single function systems and traffic management tools. In addition, our competitors offer a wide variety of hardware or software products that purport to serve the needs addressed by our products and solutions. Our ability to increase revenue in the future depends on the extent to which our potential customers recognize the value of our integrated active service level management solutions. The acceptance of our products and services may also be hindered by:

 - The reluctance of our prospective customers to replace or supplement their current networking products, which may be supplied by more established vendors, with our products and solutions

 - The emergence of new technologies or industry standards, which could cause our products and solutions to be less competitive or become obsolete

     In addition, because the market for active service level management solutions is in an early stage of development, we cannot accurately assess the size of the market, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products and solutions that could address those needs and establishing a distribution strategy for these products and solutions.

IF OUR CENTRAL DISPATCH, COMMANDER, GLOBAL DISPATCH OR ENTERPRISE SERVICE CONSOLE PRODUCTS, RESONATE COMMANDER SOLUTIONS OR OTHER NEW PRODUCTS AND SOLUTIONS, PRODUCT ENHANCEMENTS OR SERVICES FAIL TO ACHIEVE CUSTOMER ACCEPTANCE, OUR GROWTH AND REVENUE WILL BE LIMITED.

     Rapid technological change, frequent new product and solution introductions and enhancements, changes in customer demands and evolving industry standards characterize our industry. Our existing products and solutions will be rendered less competitive or obsolete if we fail to introduce new products, solutions or product enhancements that anticipate the features and functionality that customers demand or ensure that they interoperate with current and emerging networking technologies. The success of our products and solutions will depend on factors including:

 - Their ability to meet customer needs and expectations regarding features and performance

 - Our ability to accurately anticipate industry trends and changes in technology standards

 - Timely completion and introduction of new product designs and features

     Further, because the market is new for products and solutions that facilitate the efficient processing of data and transactions across computer networks, potential customers in this market may be confused or uncertain about the relative merits of these products and solutions or which products and solutions to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from purchasing our products and solutions, which could limit our revenue growth.

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the growth of the economy remains stagnant or declines, our customers may continue to reduce their spending on active service level management solutions that we offer or defer purchases of our products and solutions until general economic conditions improve. If that happens, our revenues could suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results and financial condition.

     Our software products, solutions and services are designed for customers that use the Internet and Internet-based technologies to conduct business. While growth of electronic business has been rapid, many companies within the Internet sector have experienced a slowdown beginning in the second quarter of 2000 and accelerating in 2001. Slowdowns in the Internet sector have adversely affected the ability of some of our customers to timely fulfill their payment obligations to us. To the extent we are required to write off more accounts receivable, sales cycles lengthen or customers cancel orders, our results of operations will be harmed.

OUR SALES OF CENTRAL DISPATCH GENERATED APPROXIMATELY 65% OF OUR PRODUCT REVENUE IN THE FIRST QUARTER OF 2001, AND A DECLINE IN OUR SALES, IN ABSOLUTE DOLLARS, OF CENTRAL DISPATCH COULD MATERIALLY HARM OUR RESULTS OF OPERATIONS.

     During the three months ended March 31, 2001, we derived approximately 65% of our product revenue from sales of our Central Dispatch product, and we expect to derive a significant portion of our revenue from sales of Central Dispatch for at least the next eighteen months. Our ability to sell Central Dispatch depends upon its ability to solve critical network performance and availability problems of our customers. If Central Dispatch is unable to solve these problems for our customers, our ability to maintain our existing customer base and to obtain new customers for Central Dispatch will be adversely impacted, which would result in a substantial loss of revenue or an inability to grow our revenue.

OUR ABILITY TO GROW OUR BUSINESS DEPENDS UPON INCREASED DEMAND FOR OUR PRODUCTS AND SOLUTIONS FROM CORPORATE ENTERPRISES AND THE EXTENT TO WHICH OUR PRODUCTS AND SOLUTIONS CAN ACCOMMODATE THE NEEDS OF CORPORATE ENTERPRISES.

     We cannot assure you that corporate enterprises, who typically operate in complicated information technology environments, will widely adopt active service level management solutions to facilitate their data and transaction processing needs. Our ability to grow our business will depend upon the extent to which corporate enterprises adopt active service level management solutions. Moreover, if corporate enterprises require significantly different product features for our active service level management solutions, whether as a result of choosing to outsource some or all of their applications to application service providers or otherwise, we will be required to enhance or modify our products and solutions in this manner. As a result, we could incur delays in introducing enhanced or modified versions of our products and solutions, delays in capturing enterprise customers and significant expense. Any of these alternatives will limit our ability to grow our business and could result in higher net losses.

WE DERIVE SUBSTANTIALLY ALL OF OUR REVENUE THROUGH THE SALE OF UPFRONT LICENSES OF OUR SOFTWARE PRODUCTS AND SOLUTIONS, AND ALTERNATIVE BUSINESS MODELS EMPLOYED BY COMPETITION COULD ERODE OUR PRODUCT PRICING.

     If alternative business methods of delivering the capabilities of our software products and solutions are developed by competition, they may substantially erode the price which we can charge for our products and solutions. These alternative methods include bundling these capabilities through a subscription model by application service providers.

     Similarly, we frequently compete in the traffic management market against vendors of hardware products. As the prices of the hardware products are reduced over time, the prices for our software products and solutions could become less competitive, and the ensuing competition could also erode the price we can charge for our products and solutions.

OUR MARKETS ARE HIGHLY COMPETITIVE, OUR CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS' PRODUCTS, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

     Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors for our Central Dispatch and Global Dispatch products include several companies offering hardware-based server load balancing such as Alteon Web Systems (Nortel Networks), Cisco Systems, F5 Networks, Foundry Networks and Microsoft. These competitors have significantly greater financial, technical, marketing, service and other resources than we do.

     In the future, increased competition for our Commander and Enterprise Service Console products and Resonate Commander solutions may come from providers of systems management products, including Tivoli Systems, BMC Software and others, and from providers of network management products, such as Micromuse and Visual Networks. As these providers enhance their products to meet the needs and requirements of Internet deployed applications and services, potential customers may choose their products over our solutions.

     We expect to continue to face additional competition as new participants enter the active service level management markets. In addition, other large companies with significant resources, brand recognition and sales channels may form alliances with or acquire competing traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate a load balancing or traffic management component into existing products in a manner that discourages users from purchasing our products and solutions. In addition, our competitors may choose to significantly reduce their prices and we may be forced to match their price reductions in order to remain competitive. Price reductions could significantly lower our revenue and increase our operating losses.

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

     The typical sales cycle of our active service level management products and solutions can be lengthy and unpredictable and involves significant capital investment decisions by prospective customers, as well as education of potential customers regarding the benefits of our software-based solutions. The sales cycle for our products and solutions has ranged from one to three months for sales to smaller customers to up to one year or more for sales to large, established enterprises. As we increasingly target enterprise customers, we expect our average sales cycle to lengthen. If sales forecasted from specific customers for a particular quarter are not realized in that quarter, we may be unable to compensate for the revenue shortfall causing our operating results to vary significantly from quarter to quarter. A significant variation in our quarterly results could result in volatility in our stock price.

     Customers frequently begin by evaluating our products and solutions on a limited basis before deciding to purchase them. Generally, customers consider a wide range of issues before committing to purchase our products and solutions, including benefits, ability to interoperate with their networking equipment and product reliability. While potential customers are evaluating a purchase of our products and solutions, we may incur substantial sales and marketing expenses and expend significant management effort. The result of making these expenditures with no corresponding revenue in any given quarter could further exacerbate our quarterly fluctuations and our stock price volatility.

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

IF WE DO NOT DEVELOP OUR DIRECT AND INDIRECT SALES CHANNELS EFFECTIVELY, OUR ABILITY TO SUSTAIN OR INCREASE OUR SALES WILL BE HARMED.

     In order to increase the sales of our products, solutions and services, we need to develop our direct and indirect sales channels effectively. If we are unable to develop both our direct and indirect sales channels effectively, our ability to increase revenue could be seriously harmed. In North America, we currently sell our products and solutions directly and through companies with whom we have established indirect sales channel relationships. Our sales and distribution strategy depends principally on:

 - Developing our indirect sales and distribution channels by establishing relationships with leading server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators

 - Developing our direct sales organization by providing adequate training and technical marketing materials

     Outside North America, we derive a significant portion of our revenue through our indirect sales channels. To achieve broader distribution of our products and solutions outside North America, we expect to continue to invest in the development of indirect sales channels.

     If we fail to develop and maintain relationships with significant server system vendors, independent software vendors, application service providers, web hosting services, value-added resellers and systems integrators, or if these third parties are not successful in their sales efforts or if we fail to develop our direct sales organization effectively, sales of our products, solutions and services may decrease or fail to increase.

OUR RECENT EXPANSION INTO INTERNATIONAL MARKETS MAY NOT SUCCEED AND WILL EXPOSE US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND RESULT IN HIGHER PERSONNEL COSTS.

     We recently expanded our sales efforts in international markets by hiring additional sales personnel to sell our products and solutions outside North America. We have only limited experience in marketing, selling and supporting our products and solutions internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 13% of our revenue for the three months ended March 31, 2001.

     In order to increase our international sales, we intend to expand the number of relationships with third parties who sell our products and solutions internationally and have our international sales force target customers directly as well. We have incurred higher personnel costs establishing international offices and hiring international sales staff. Our investment in expanding our international sales efforts may not result in an increase in our revenue. We may not be able to maintain our operating margins for international sales due to the higher costs of these sales.

     In order to increase our revenue outside of North America, our international operations in European and Asian countries need to operate effectively. If our international operations are unable to operate effectively, our business and results of operations may be seriously harmed. Such efforts may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and solutions internationally. Our international operations could also be affected by a number of risks and uncertainties, including:

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

 - Fluctuations in the value of the U.S. dollar relative to other currencies

 - Potentially adverse tax consequences

 - Political and economic instability

 - Costs relating to the granting of equity to international employees

Any of these factors could impair our ability to operate effectively in these international markets and generate significant revenue.

WE MAY NOT BE ABLE TO ATTRACT, TRAIN OR RETAIN QUALIFIED PERSONNEL.

     Our future success will depend in large part on our ability to hire and retain a significant number of qualified personnel. Our inability to hire and retain qualified personnel may harm our results of operations and our ability to maintain or increase market share.

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

     Monitoring use of our products and solutions is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

OUR RECENT GROWTH HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT, SYSTEMS AND RESOURCES, AND WE MAY EXPERIENCE DIFFICULTIES MANAGING OUR FUTURE GROWTH, IF ANY.

     Since the introduction of our product line, we have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on all of our management, systems and resources. We have increased the number of our employees from 69 at December 31, 1998 to 236 at March 31, 2001. We expect our recent growth to continue to strain our management, operational and financial resources. For example, we may not be able to install adequate financial control systems in an efficient and timely manner, and our current or planned information systems, procedures and controls may be inadequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources. If we are unable to manage our growth effectively, our business and results of operations may be seriously harmed.

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

     Our industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products and solutions in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grows and functionalities of products overlap. Former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us.

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

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. We experienced one such blackout during the three months ended March 31, 2001, which resulted in several hours of lost productivity at our corporate headquarters. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as the majority of our facilities is located in California.

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

     As of April 30, 2001, our executive officers, directors and 5% stockholders and their affiliates beneficially own, in the aggregate, approximately 61.2% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

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

     If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. In addition, such sales could create the perception to the public of difficulties or problems with our products and solutions. As a result, these sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

     The net proceeds from our initial public offering, which closed in August 2000, are not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which our stockholders may not agree. As of March 31, 2001, we have not used any of the proceeds from our initial public offering in August 2000.

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

     As of March 31, 2001, we had total short-term debt outstanding of $1.1 million and long-term debt outstanding of $1.6 million, which bear interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $13,000.

PART II:     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 12, 2000, we filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California for permanent injunctive relief and damages. We believe Alteon infringes United States Letters Patent No. 5,774,660, entitled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to us on June 30, 1998. Alteon served its answer to our complaint in October 2000, in which Alteon denied our allegations and counterclaimed that our patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. The litigation is currently in the discovery phase and a trial date has been set for the summer of 2002.

     We are also involved in disputes in the normal course of business. We do not believe that the outcome of any of these disputes will have a material effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     We have not yet used any funds from the initial public offering. We expect to use the net proceeds from the initial public offering to develop products and support activities, to expand our sales force including capital expenditures and for working capital purposes. We may also use a portion of the net proceeds from the offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term, interest-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the three months ended March 31, 2001.

ITEM 5.  OTHER INFORMATION

       Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1*   Restated Certificate of Incorporation of the Registrant.
3.2*   Bylaws of the Registrant.
4.1*   Form of Specimen Certificate for Registrant's common stock.
10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*  1996 Stock Plan and form of agreement thereunder.
10.3*  2000 Stock Plan and form of agreement thereunder.
10.4* 2000 Employee Stock Purchase Plan and form of agreement thereunder. 10.5* Fifth Amended and Restated Investor Rights Agreement dated July 6, 2000. 10.6* Lease in Sunnyvale, California.
10.7*  Java License from Sun Microsystems, Inc.
99.1** Employment Agreement between Mr. Peter R. Watkins and Resonate Inc.

----------
* Previously filed as an exhibit to the registrant's Registration Statement on Form S-1 (File No. 333-31730), declared effective on August 2, 2000.

** Previously filed as an exhibit to the registrant's Annual Report on Form 10-K (File No. 000-31139), filed with the Securities and Exchange Commission on March 27, 2001.

(b) Reports on Form 8-K

       We did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RESONATE INC.



Date: May 9, 2001                 /s/Peter R. Watkins
                                  --------------------------------------------
                                  Peter R. Watkins
                                  President and Chief Executive Officer


                                  /s/Robert C. Hausmann
                                  --------------------------------------------
                                  Robert C. Hausmann
                                  Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number     Description
------     -----------

3.1*       Restated Certificate of Incorporation of the Registrant.
3.2*       Bylaws of the Registrant.
4.1*       Form of Specimen Certificate for Registrant's common stock.
10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*      1996 Stock Plan and form of agreement thereunder.
10.3*      2000 Stock Plan and form of agreement thereunder.
10.4*      2000 Employee Stock Purchase Plan and form of agreement thereunder.
10.5*      Fifth Amended and Restated Investor Rights Agreement dated
           July 6, 2000.
10.6*      Lease in Sunnyvale, California.
10.7*      Java License from Sun Microsystems, Inc.
99.1**     Employment Agreement between Mr. Peter R. Watkins and Resonate Inc.

----------
* Previously filed as an exhibit to the registrant's Registration Statement on Form S-1 (File No. 333-31730), declared effective on August 2, 2000.

** Previously filed as an exhibit to the registrant's Annual Report on Form 10-K (File No. 000-31139), filed with the Securities and Exchange Commission on March 27, 2001.