Form 10-Q
period 2001-06-30
RESONATE INC
filed 2001-08-13
CIK 1026380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of July 31, 2001 was 27,481,303.


                                  RESONATE INC.
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31,
         2000............................................................................. 3

       Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000............................................. 4

       Condensed Consolidated Statements of Cash Flows for the six month periods ended
         June 30, 2001 and June 30, 2000.................................................. 5

       Notes to the Condensed Consolidated Financial Statements........................... 6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
        Operations....................................................................... 11
        Risk Factors..................................................................... 16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................. 28

PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings............................................................ 29

   Item 2.  Changes in Securities and Use of Proceeds.................................... 29

   Item 3.  Defaults Upon Senior Securities.............................................. 29

   Item 4.  Submission of Matters to a Vote of Security Holders.......................... 29

   Item 5.  Other Information............................................................ 29

   Item 6. Exhibits and Reports on Form 8-K.............................................. 30

Signatures............................................................................... 31

PART I:       FINANCIAL INFORMATION
ITEM 1:       FINANCIAL STATEMENTS

                                  RESONATE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,        December 31,
                                                             2001              2000
                                                          -----------      -----------
                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $     55,941     $     76,053
   Short-term investments                                      32,464           32,981
   Accounts receivable, net                                     2,796            6,189

   Prepaid expenses and other current assets                      850            1,413
                                                          -----------      -----------
     Total current assets                                      92,051          116,636

Long-term investments                                           6,861               --
Property and equipment, net                                     4,192            5,089
Other assets                                                      505              218
                                                          -----------      -----------

       Total assets                                      $    103,609     $    121,943
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $        897     $      1,132
   Accrued liabilities                                          3,247            3,875
   Deferred revenue                                             4,456            4,996
   Debt, current                                                2,412            2,793
   Capital lease obligation, current                              654            1,091
                                                          -----------      -----------
     Total current liabilities                                 11,666           13,887

Debt, long-term                                                 1,333            2,418
Capital lease obligation, long-term                               154              471
                                                          -----------      -----------
       Total liabilities                                       13,153           16,776
                                                          -----------      -----------

Stockholders' equity:
     Preferred stock                                               --               --
     Common stock                                                   3                3
     Additional paid-in capital                               187,142          195,120
     Notes receivable from stockholders                          (759)          (1,055)
     Unearned stock-based compensation                         (5,510)         (14,360)
     Accumulated deficit                                      (90,420)         (74,541)
                                                          ------------     -----------
       Total stockholders' equity                              90,456          105,167
                                                          -----------      -----------

       Total liabilities and stockholders' equity        $    103,609     $    121,943
                                                         ============     ============

   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                               --------------------------       --------------------------
                                                  2001           2000              2001           2000
                                               -----------    -----------       ----------     -----------
Revenue:
   Product                                     $     1,826    $     3,518       $    3,483     $     6,250
   Services                                          1,789          1,161            3,254           2,098
                                               -----------    -----------       ----------     -----------
       Total revenue                                 3,615          4,679            6,737           8,348

Cost of revenue:
   Product                                              63             77              127             101
   Services (including stock-based
       compensation of $146, $437, $298
       and $856, respectively)                       1,038          1,741            2,171           2,896
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                         1,101          1,818            2,298           2,997
                                               -----------    -----------       ----------     -----------

Gross profit                                         2,514          2,861            4,439           5,351

Operating expenses:
   Research and development (including
       stock-based compensation of $235,
       $1,008, $124 and $1,988, respectively)        3,607          4,056            7,047           8,037
   Sales and marketing (including stock-based
       compensation of $(634), $1,559, $(408) and
       $2,948, respectively)                         5,078          7,878           11,264          16,096
   General and administrative (including stock-
       based compensation of $(957), $1,208,
           $(318) and $2,357, respectively)          1,377          2,616            4,260           5,256
                                               -----------    -----------       ----------     -----------
       Total operating expenses                     10,062         14,550           22,571          29,389
                                               -----------    -----------       ----------     -----------

Loss from operations                                (7,548)       (11,689)         (18,132)        (24,038)
Interest and other income                            1,148            138            2,631             255
Interest and other expenses                           (170)          (177)            (378)           (379)
                                               ------------   ------------      -----------    ------------
Net loss                                       $    (6,570)   $   (11,728)      $  (15,879)    $   (24,162)
                                               ============   ============      ===========    ============

Net loss per share:
   Basic and diluted                           $    (0.24)    $    (1.77)       $    (0.59)    $     (3.75)
                                               ===========    ===========       ===========    ============
   Shares used in per share calculation             26,917          6,613            26,997           6,437
                                               ===========    ===========       ===========    ============

   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                           --------------------------
                                                                               2001           2000
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $   (15,879)   $   (24,162)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                           1,325            880
         Provision for doubtful accounts                                           260            305
         Stock-based compensation                                                 (304)         8,149
         Amortization of stock options issued for services                          70            674
         Warrant related non-cash interest expense                                  63             62
         Compensation expense relating to acceleration of options                  520             --
         Changes in assets and liabilities:
              Accounts receivable                                                3,133         (1,981)
              Prepaid expenses and other current assets                            563            (42)
              Other assets                                                        (287)          (680)
              Accounts payable                                                    (235)           984
              Accrued liabilities                                                 (628)           672
              Deferred revenue                                                    (540)           775
                                                                           ------------   -----------

              Net cash used in operating activities                            (11,939)       (14,364)
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (428)        (2,542)
     Purchase of short-term investments                                        (56,471)            --
     Proceeds from maturities or sales of short-term investments                50,127          3,996
                                                                           ------------   ------------

              Net cash provided by (used in) investing activities               (6,772)          1,454
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                       --          1,243
     Repayments of long-term debt                                               (1,521)          (907)
     Repayments of capital lease obligations                                      (762)          (391)
     Proceeds from issuance of mandatorily redeemable
       convertible preferred stock, net of issuance costs                           --         10,000
     Payments for stock repurchases                                               (114)            --
     Proceeds from exercise of preferred stock warrants                             --              7
     Proceeds from issuance of common stock upon exercise
       of stock options and employee stock purchase plan                           996            688
                                                                           -----------    -----------

              Net cash provided by (used in) financing activities               (1,401)        10,640
                                                                           ------------   -----------

Net decrease in cash and cash equivalents                                      (20,112)        (2,270)

Cash and cash equivalents at beginning of period                                76,053          5,011
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    55,941    $     2,741
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

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Revenue recognized under such arrangements for the three and six month periods ended June 30, 2001 and 2000 was not significant.

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

     CASH, CASH EQUIVALENTS AND INVESTMENTS

     We consider all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments. Cash equivalents and investments are considered available-for-sale securities and are carried at cost, which approximates fair value. Our investment portfolio consists of both fixed and variable rate financial instruments, including commercial paper, money market funds, government agency securities and highly rated corporate bonds and notes.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term and long-term investments and accounts receivable. We limit our exposure to credit loss by placing our cash, cash equivalents and short-term and long-term investments with major financial institutions. Our accounts receivable are derived from revenue earned from customers located primarily in the U.S., and to a lesser extent, in Brazil, Canada, Europe and Asia. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     During the three months and six months ended June 30, 2001, no customer accounted for more than 10% of our total revenue. During the three-months ended June 30, 2000, one customer accounted for 20% of our total revenue. During the six-months ended June 30, 2000, one customer accounted for 12% of our total revenue.

     At June 30, 2001, one customer accounted for 20% of total accounts receivable. At December 31, 2000, no individual customer accounted for more than 10% of total accounts receivable.

     NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of common stock since their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2001          2000           2001         2000
                                                              ---------    ---------      ---------     --------
Net loss                                                      $  (6,570)   $ (11,728)     $ (15,879)    $(24,162)
                                                              =========    =========      =========     ========

Basic and diluted:
     Weighted average shares                                     27,367        8,463         27,447        8,287
     Weighted average common stock subject to repurchase           (450)      (1,850)          (450)      (1,850)
                                                              ---------    ---------      ---------     --------
     Shares used in computing basic and diluted loss per share   26,917        6,613         26,997        6,437
                                                              ---------    ---------      ---------     --------

     Basic and diluted net loss per share                     $  (0.24)    $  (1.77)      $  (0.59)     $ (3.75)
                                                              =========    =========      =========     ========

     The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2001          2000           2001         2000
                                                              ---------    ---------      ---------     --------
Weighted average effect of common stock equivalents:
     Preferred stock                                                 --       12,142             --       11,892
     Warrants                                                        --          410             --          375
     Employee stock options                                       3,007        2,816          3,169        2,779
     Common Stock subject to repurchase agreements                  450        1,850            450        1,850
                                                              ---------    ---------      ---------     --------
                                                                  3,457       17,218          3,619       16,896
                                                              =========    =========      =========     ========

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

     SEGMENT INFORMATION

     During the period presented, we operated in a single business segment. We sell our products, solutions and services through direct and indirect channels primarily in North America, Europe and Asia Pacific.

     The following table sets forth our revenue by geographic area for the periods indicated (in thousands, except per share amounts):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2001          2000           2001         2000
                                                              ---------    ---------      ---------     --------
     North America                                            $   3,318    $   4,385      $   6,031     $  7,766
     Europe and Asia Pacific                                        297          294            706          582
                                                              ---------    ---------      ---------     --------
                                                              $   3,615    $   4,679      $   6,737     $  8,348
                                                              =========    =========      =========     ========

     Our long-lived assets outside of North America were not significant to our operations for the periods indicated.

     RECLASSIFICATION

     Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000. We adopted SFAS 133 in the quarter ended March 31, 2001. We did not engage in hedging activities or invest in derivative instruments and accordingly, SFAS 133 did not have an impact on our financial statements.

     In July 2001, FASB issued Statement of Financial Accounting Standard No. 141, or SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, Business Combinations, and SFAS No. 28, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for as purchase business combinations initiated after June 30, 2001. To date, we have not entered into any business combinations, and as such, SFAS No. 141 does not have an impact on our financial statements.

     In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, with certain early adoption permitted. We do not carry any goodwill and other intangible assets in our financial statements; accordingly, SFAS No. 142 does not have an impact on our financial statements.

NOTE 2.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                 Six Months Ended
                                                                     June 30,
                                                              ----------------------
                                                                2001          2000
                                                              ---------    ---------
Supplemental cash flow information:
     Issuance of warrants to purchase common stock in
         connection with strategic partnership                $      --    $     254
                                                              =========    =========

     Capital lease obligations                                $      --    $     322
                                                              =========    =========

     Common Stock issued in exchange for notes receivable     $      --    $     300
                                                              =========    =========

     Repurchase of unvested shares in exchange
         for reduction of notes receivable                    $     296    $      --
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

NOTE 4.   STOCK OPTION EXCHANGE PROGRAM

     In June 2001, Resonate's Board of Directors approved a stock option exchange program. Under the program, all eligible employees based in the United States, excluding executive officers and outside directors, were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for this program was July 27, 2001. The number of shares subject to the new options will be equal to the number of shares subject to the old options, and the exercise price of the new options will be the fair market value of our Common Stock on January 31, 2002, the date they are granted. The new options will have the same vesting start date as the old options and will be immediately exercisable as to vested shares when granted. In total, 611,548 stock options were cancelled as a result of this program.

     In accordance with accounting rules, stock options granted to employees, who elect to participate in the stock option exchange program, during the six month period prior to and following the implementation of the program may be subject to variable plan accounting. In accordance with generally accepted accounting principles, we would be required to record a non-cash compensation cost for any such options until the options are exercised, forfeited or cancelled without replacement. The valuation would be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option's issuance date. The resulting compensation charge to earnings would be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment could result in significant compensation charges in future periods. We do not anticipate incurring non-cash compensation costs relating to the stock option exchange program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These forward-looking statements are typically denoted in this report by the phrases "anticipates," "believes," "expects," "plans," and similar phrases. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences are discussed in this item under the heading "Risk Factors" on page 16 of this report and the risks discussed in our other Securities and Exchange Commission filings.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included under Item 1 beginning on page 3 of this report, the section entitled "Risk Factors" on page 16 in this report and our Annual Report on Form 10-K filed on March 27, 2001 with the Securities and Exchange Commission.

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

     Resonate was founded in July 1995 and began substantive operations in April 1996. From April 1996 through the first quarter of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product, Central Dispatch, and first generated revenue from software license fees and implementation and consulting fees in the first quarter of 1997. We released our Global Dispatch software product in the first quarter of 1998 and our Commander software product in the third quarter of 1999. In the first six months ended June 30, 2001, we derived approximately 70% of our product revenue from our Central Dispatch product. We have incurred significant costs to develop our technology, products, solutions and services, to continue the recruitment of research and development personnel, to build a sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount was 200 at June 30, 2001.

     We market and sell our software products and solutions through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value added resellers, web hosting services and system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. We derived revenue of $461,000 in the three months ended and $631,000 in the six months ended June 30, 2001 from these reseller arrangements.

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                               ------------------------           ------------------------
                                                  2001         2000                  2001         2000
                                               -----------  -----------           -----------  -----------
Revenue:
   Product                                           50.5%         75.2%                51.7%         74.9%
   Services                                          49.5          24.8                 48.3          25.1
                                                 --------     ---------             --------     ---------
       Total revenue                                100.0         100.0                100.0         100.0
                                                 --------     ---------             --------     ---------
Cost of revenue:
   Product                                            1.7           1.6                  1.9           1.2
   Services                                          28.7          37.2                 32.2          34.7
                                                 --------     ---------             --------     ---------
       Total cost of revenue                         30.4          38.8                 34.1          35.9
                                                 --------     ---------             --------     ---------
Gross profit                                         69.6          61.2                 65.9          64.1
                                                 --------     ---------             --------     ---------
Operating expenses:
   Research and development                          99.8          86.7                104.6          96.3
   Sales and marketing                              140.5         168.4                167.3         192.8
   General and administrative                        38.1          55.9                 63.2          63.0
                                                 --------     ---------             --------     ---------
       Total operating expenses                     278.4         311.0                335.1         352.1
                                                 --------     ---------             --------     ---------
Loss from operations                               (208.8)       (249.8)              (269.2)       (288.0)
Interest and other income                            31.8           2.9                 39.1           3.0
Interest and other expenses                          (4.7)         (3.8)                (5.6)         (4.5)
                                                 ---------      --------            ---------    ----------
Net loss                                           (181.7)%      (250.7)%             (235.7)%      (289.5)%
                                                 =========    ==========            =========    ==========

REVENUE AND REVENUE RECOGNITION POLICY

     Our total revenue was $3.6 million for the three months ended June 30, 2001 and $4.7 million for the three months ended June 30, 2000. Our total revenue was $6.7 million for the six months ended June 30, 2001 and $8.3 million for the six months ended June 30, 2000. Total revenue was comprised of sales of software products and solutions and related service fees from implementation, consulting, training and support.

     Product revenue was $1.8 million or 50.5% of total revenue for the three months ended June 30, 2001 and $3.5 million or 75.2% of total revenue for the three months ended June 30, 2000. Product revenue was $3.5 million or 51.7% of total revenue for the six months ended June 30, 2001 and $6.3 million or 74.9% of total revenue for the six months ended June 30, 2000. Services revenue was $1.8 million or 49.5% of total revenue for the three months ended June 30, 2001 and $1.2 million or 24.8% of total revenue for the three months ended June 30, 2000. Service revenue was $3.3 million or 48.3% of total revenue for the six months ended June 30, 2001 and $2.1 million or 25.1% of total revenue for the six months ended June 30, 2000. The decrease in our revenue was primarily due to a general slowdown in the domestic economy beginning in the second half of 2000 and accelerating in 2001, resulting in delays or cancellations in anticipated sales to new and existing customers. Our revenue mix changed from prior periods as a result of generating higher revenues from renewals of our maintenance contracts compared to new sales of products and services to new and existing customers during the three months and six months ended June 30, 2001. We believe our revenue mix will generally consists of 55-60% product revenue and 40-45% service revenue in the next two quarters.

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

     During the three months and six months ended June 30, 2001, no customer accounted for more than 10% of our total revenue. One customer, Charles Schwab & Co., accounted for 20% of our total revenue for the three months ended June 30, 2000 and 12% of our total revenue for the six months ended June 30, 2000.


COST OF REVENUE

     Cost of revenue was $955,000 for the three months ended June 30, 2001 and $1.4 million for the three months ended June 30, 2000, excluding stock-based compensation charges of $146,000 in 2001 and $437,000 in 2000. Cost of revenue was $1.9 million for the six months ended June 30, 2001 and $2.1 million for the six months ended June 30, 2000, excluding stock-based compensation charges of $298,000 in 2001 and $856,000 in 2000. Cost of revenue as a percentage of total revenue was 30.4% for the three months ended June 30, 2001 and 38.8% in the three months ended June 30, 2000, including stock-based compensation. Cost of revenue as a percentage of total revenue was 32.2% for the six months ended June 30, 2001 and 35.9% in the six months ended June 30, 2000, including stock-based compensation. The decreases are primarily attributed to a reduction in our professional services headcount from 28 at June 30, 2000 to 14 at June 30, 2001 and lower total revenue in those periods.

     Our cost of product revenue includes expenses incurred to manufacture, package and distribute software products and solutions and related documentation. Our cost of services revenue includes salaries and related expenses for our implementation, consulting support, and training organizations and an allocation of facilities and communications expenses. Our negative gross margins from services for the three months and six months ended June 30, 2000 were attributed primarily to stock-based compensation of $437,000 in the three months and $856,000 in the six months ended. We believe that our cost of revenue, excluding stock-based compensation charges, will be consistent with current levels, as we expect our existing professional services organization to support new and existing customers. Cost of revenue as a percentage of total revenue may fluctuate from period to period.

OPERATING EXPENSES

     Research and Development

     Research and development expenses were $3.4 million for the three months ended June 30, 2001 and $3.0 million for the three months ended June 30, 2000, excluding stock-based compensation charges of $235,000 in 2001 and $1.0 million in 2000. Research and development expenses were $6.9 million for the six months ended June 30, 2001 and $6.0 million for the six months ended June 30, 2000, excluding stock-based compensation charges of $124,000 in 2001 and $2.0 million in 2000. Research and development expenses as a percentage of total revenue were 99.8% for the three months ended June 30, 2001 and 86.7% in the three months ended June 30, 2000, including stock-based compensation. Research and development expenses as a percentage of total revenue were 104.6% for the six months ended June 30, 2001 and 96.3% in the six months ended June 30, 2000, including stock-based compensation. Substantially all of the increases were related to an increase in the number of software engineers and other technical staff. The number of research and development personnel grew from 70 at June 30, 2000 to 76 at June 30, 2001. We believe that research and development expenses, excluding stock-based compensation charges, may increase from current levels as we expect to develop additional new products, and product enhancements in the next two quarters. Research and development expenses as a percentage of total revenue may fluctuate from period to period.

     Sales and Marketing

     Sales and marketing expenses were $5.7 million for the three months ended June 30, 2001 and $6.3 million for the three months ended June 30, 2000, excluding stock-based compensation charges of $(634,000) in 2001 and $1.6 million in 2000. Sales and marketing expenses were $11.7 million for the six months ended June 30, 2001 and $13.1 million for the six months ended June 30, 2000, excluding stock-based compensation charges of $(408,000) in 2001 and $2.9 million in 2000. Sales and marketing expenses as a percentage of total revenue were 140.5% for the three months ended June 30, 2001 and 168.4% in the three months ended June 30, 2000, including stock-based compensation. Sales and marketing expenses as a percentage of total revenue were 167.3% for the six months ended June 30, 2001 and 192.8% in the six months ended June 30, 2000, including stock-based compensation. The decrease in sales and marketing expenses is attributed primarily to more targeted marketing activities than in prior periods, reduced spending on agency fees, third-party recruitment fees and sales commissions and overall sales and marketing headcount. The number of sales and marketing personnel decreased from 97 at June 30, 2000 to 79 at June 30, 2001. The decrease in sales and marketing expenses as a percentage of total revenue was attributed primarily to a decrease in stock-compensation charges. We believe that sales and marketing expenses, excluding stock-based compensation charges, will be consistent with current levels as we expect to sell and market our products and solutions with the investments made to date. Sales and marketing expenses as a percentage of total revenue may fluctuate from period to period.

     General and Administrative

     General and administrative expenses were $2.3 million for the three months ended June 30, 2001 and $1.4 million for the three months ended June 30, 2000, excluding stock-based compensation charges of $(1.0) million in 2001 and $1.2 million in 2000. General and administrative expenses were $4.6 million for the six months ended June 30, 2001 and $2.9 million for the six months ended June 30, 2000, excluding stock-based compensation charges of $(318,000) in 2001 and $2.4 million in 2000. The increase in general and administrative expenses is primarily attributable to costs relating to the replacement of our chief executive officer in February 2001, additional bad debt expense and additional public company administrative expenses such as directors' and officers' insurance and filing fees. The number of general and administrative personnel was 30 at June 30, 2000 and June 30, 2001. General and administrative expenses as a percentage of total revenue were 38.1% for the three months ended June 30, 2001 and 55.9% in the three months ended June 30, 2000, including stock-based compensation. General and administrative expenses as a percentage of total revenue were 63.2% for the six months ended June 30, 2001 and 63.0% in the six months ended June 30, 2000, including stock-based compensation. The decrease in general and administrative expenses as a percentage of total revenue was primarily a result of stock-based compensation credits of $(1.0) million in the three months ended June 30, 2001 and $(318,000) in the six months ended June 30, 2001. We believe that general and administrative expenses, excluding stock-based compensation, will decrease in absolute dollars as we do not currently expect to incur significant additional executive transaction costs. General and administrative expenses may fluctuate as a percentage of total revenue from period to period.

     Stock-based Compensation

     Stock-based compensation consisted of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. We amortized $(1.2) million, net of cancellations related to employee terminations, in the three months ended June 30, 2001 compared to $4.2 million amortized in the six months ended June 30, 2000. We amortized $(304,000) in the six months ended June 30, 2001 and $8.1 million in the six months ended June 30, 2000. The remaining unearned stock-based compensation is expected to be amortized as follows: $2.1 million in 2001, $2.5 million in 2002, $909,000 in 2003 and
$27,000 in 2004.


INTEREST AND OTHER INCOME

     For the three months ended June 30, 2001, we had interest and other income of approximately $1.1 million compared to $138,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, we had interest and other income of approximately $2.6 million compared to $255,000 for the six months ended June 30, 2000. The increase in interest and other income was primarily due to higher cash balances from the proceeds of our sales of preferred stock in March and July 2000 and our initial public offering in August 2000.


INTEREST AND OTHER EXPENSES

     For the three months ended June 30, 2001, we had interest and other expenses of approximately $170,000 compared to $177,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, we had interest and other expenses of approximately $378,000 million compared to $379,000 for the six months ended June 30, 2000. Interest and other expenses consist primarily of interest incurred on our outstanding debt and capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations through June 30, 2001 primarily through previous private placements of equity securities and to a lesser extent, revenue, subordinated debt and lines of credit. We also raised approximately $88 million, net of issuance costs, in our initial public offering in August 2000. We have not used any of these proceeds to fund our operations as of June 30, 2001. These proceeds remain in cash, cash equivalents, short-term and long-term investment accounts.

     Net cash used in operating activities during the six months ended June 30, 2001 was $11.9 million and was attributable to a net loss of $16.2 million before stock related charges of $(304,000). Cash provided by operating activities resulted from decreases in accounts receivable of $3.1 million and prepaid expenses of $563,000 as well as increased depreciation and amortization of $1.3 million and provision for doubtful accounts of $260,000. Cash generated by the decrease in accounts receivable primarily resulted from delays in anticipated sales to new and existing customers and increased collection efforts on outstanding receivables. Cash provided by operating activities was offset by increases in other assets of $287,000, decreases in accounts payable and accrued liabilities of $863,000 and deferred revenue of $540,000.

     Net cash used in investing activities during the six months ended June 30, 2001 was $6.8 million and resulted from the purchases of $56.5 million in investments and purchases of property and equipment of $428,000, offset by proceeds from the sale and maturities of investments of $50.1 million.

     Net cash used in financing activities totaled $1.4 million resulting from repayments of debt and capital lease obligations of $2.3 million and payments for repurchases of common stock of $114,000, offset by proceeds from the issuance of common stock in connection with the exercise of stock options and purchase of common stock through our employee stock purchase plan of $996,000.

     As of June 30, 2001, our principal sources of liquidity included $95.3 million of cash, cash equivalents and investments. We believe that our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first quarter of the fiscal year beginning after June 15, 2000. We adopted SFAS 133 in the quarter ended March 31, 2001. We did not engage in hedging activities or invest in derivative instruments and accordingly, SFAS 133 did not have an impact on our financial statements.

     In July 2001, FASB issued Statement of Financial Accounting Standard No. 141, or SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, Business Combinations, and SFAS No. 28, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for as purchase business combinations initiated after June 30, 2001. To date, we have not entered into any business combinations, and as such, SFAS No. 141 does not have an impact on our financial statements.

     In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, with certain early adoption permitted. We do not carry any goodwill and other intangible assets in our financial statements; accordingly, SFAS No. 142 does not have an impact on our financial statements.


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

     Although we currently do not intend to increase our total operating expenses, we will need to generate significant additional revenue to achieve and maintain profitability in the future. Moreover, failure to achieve and sustain significant increases in our quarterly net sales could cause us to reduce our operating expenses, which would adversely impact our ability to operate and grow our business.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND MAY BE SUBJECT TO SEASONALITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. Factors that could cause our operating results to fluctuate include:

 - General economic conditions specific to the active service level management industry or generally relating to information technology spending

 - Changes in the mix of products, solutions and services we sell

 - The timing of the development and release of enhanced versions of Central Dispatch, Commander, Resonate Commander Solutions, Global Dispatch and Enterprise Services Console, as well as future product enhancements and new products

 - Deferrals of customer orders in anticipation of product enhancements or new products and solutions

 - Announcement or market acceptance of new products or product enhancements offered by our competitors

 - Acceptance of our Resonate Commander solutions

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

IF OUR CENTRAL DISPATCH, COMMANDER, GLOBAL DISPATCH, ENTERPRISE SERVICES CONSOLE, RESONATE COMMANDER SOLUTIONS OR OTHER NEW PRODUCTS AND SOLUTIONS, PRODUCT ENHANCEMENTS OR SERVICES FAIL TO ACHIEVE CUSTOMER ACCEPTANCE, OUR GROWTH AND REVENUE WILL BE LIMITED.

     Rapid technological change, frequent new product and solution introductions and enhancements, changes in customer demands and evolving industry standards characterize our industry. Our existing products and solutions will be rendered less competitive or obsolete if we fail to introduce new products, solutions or product enhancements that anticipate the features and functionality that customers demand or ensure that they interoperate with current and emerging networking technologies. The success of our products and solutions will depend on factors including:

 - Their ability to meet customer needs and expectations regarding features and performance

 - Our ability to accurately anticipate industry trends and changes in technology standards

 - Timely completion and introduction of new product designs and features

 - Our ability to provide timely and responsive maintenance and support to our customers who purchase products and services

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

     Our software products, solutions and services are designed for customers that use the Internet and Internet-based technologies to conduct business. While growth of electronic business has been rapid, many companies within the Internet sector have experienced a slowdown beginning in the second quarter of 2000 and continuing in 2001. Slowdowns in the Internet sector have adversely affected the ability of some of our customers to timely fulfill their payment obligations to us. To the extent we are required to write off more accounts receivable, sales cycles lengthen or customers cancel orders, our results of operations will be harmed.

OUR SALES OF CENTRAL DISPATCH GENERATED APPROXIMATELY 70% OF OUR PRODUCT REVENUE IN THE FIRST SIX MONTHS OF 2001, AND A DECLINE IN OUR SALES, IN ABSOLUTE DOLLARS, OF CENTRAL DISPATCH COULD MATERIALLY HARM OUR RESULTS OF OPERATIONS.

     During the first six months of 2001, we derived approximately 70% of our product revenue from sales of our Central Dispatch product, and we expect to derive a significant portion of our revenue from sales of Central Dispatch for at least the next fifteen months. Our ability to sell Central Dispatch depends upon its ability to solve critical network performance and availability problems of our customers. If Central Dispatch is unable to solve these problems for our customers, our ability to maintain our existing customer base and to obtain new customers for Central Dispatch will be adversely impacted, which would result in a substantial loss of revenue or an inability to grow our revenue.

OUR ABILITY TO GROW OUR BUSINESS DEPENDS UPON INCREASED DEMAND FOR OUR PRODUCTS AND SOLUTIONS FROM CORPORATE ENTERPRISES AND THE EXTENT TO WHICH OUR PRODUCTS AND SOLUTIONS CAN ACCOMMODATE THE NEEDS OF CORPORATE ENTERPRISES.

     We cannot assure you that corporate enterprises, which typically operate in complicated information technology environments, will widely adopt active service level management solutions to facilitate their system management needs. Our ability to grow our business will depend upon the extent to which corporate enterprises adopt active service level management solutions. Moreover, if corporate enterprises require significantly different product features for our active service level management solutions, whether as a result of choosing to outsource some or all of their applications to application service providers or otherwise, we will be required to enhance or modify our products and solutions in this manner. As a result, we could incur delays in introducing enhanced or modified versions of our products and solutions, delays in capturing enterprise customers and significant expense. Any of these alternatives will limit our ability to grow our business and could result in higher net losses.

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

     In the future, increased competition for our Commander product, Resonate Commander Solutions and Enterprise Services Console product may come from providers of systems management products, including Tivoli Systems, BMC Software and others, and from providers of network management products, such as Micromuse and Visual Networks. As these providers enhance their products to meet the needs and requirements of Internet deployed applications and services, potential customers may choose their products over our solutions.

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

WE RELY ON OUR RELATIONSHIPS WITH A LIMITED NUMBER OF THIRD PARTIES TO IMPLEMENT AND PROMOTE OUR PRODUCTS AND SOLUTIONS AND IF THESE RELATIONSHIPS FAIL, OUR REVENUE OR OUR ABILITY TO GROW OUR REVENUE MAY DECREASE.

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

     We recently expanded our sales efforts in international markets by hiring additional sales personnel to sell our products and solutions outside North America. We have only limited experience in marketing, selling and supporting our products and solutions internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 10% of our revenue for the first six months of 2001.

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

     In order to increase our revenue outside of North America, our international operations in European countries need to operate effectively. If our international operations are unable to operate effectively, our business and results of operations may be seriously harmed. Such efforts may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and solutions internationally. Our international operations could also be affected by a number of risks and uncertainties, including:

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

WE DEPEND ON OUR KEY PERSONNEL AND LOSS OF ANY KEY PERSONNEL MAY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

     Our success depends to a significant degree upon the continued contributions of our key management, product development, sales and marketing and finance personnel, many of whom would be difficult to replace. Competition for qualified key personnel is intense and we may not be able to hire the quality of key personnel we are targeting. If we were to lose the services of key personnel, we may not be able to successfully execute our new product strategies, sales and marketing initiatives and financial business models. In particular, we rely on our President and Chief Executive Officer, Peter Watkins. If we were to lose the services of Mr. Watkins, our business and results of operations could be harmed. Other than Mr. Watkins, we do not maintain employment agreements for any of our key personnel. We do not maintain key person life insurance for any of our personnel.

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

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. We experienced one such blackout during the six months ended June 30, 2001, which resulted in several hours of lost productivity at our corporate headquarters. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

     As of July 31, 2001, our executive officers, directors and 5% stockholders and their affiliates beneficially own, in the aggregate, approximately 55.1% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR STOCK PRICE VOLATILITY.

     The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to a number of factors such as changes in accounting rules and regulations, market trends, recommendations from analysts and company performance, some of which are beyond our control. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

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

     The investment bankers who took part in our initial public offering of stock - Goldman, Sachs & Co., Chase H&Q, Dain Rauscher Wessels and Wit SoundView
- have been named in numerous lawsuits alleging that they entered into "tie in" arrangements or required excessive commissions in connection with initial public offerings whose stock prices increased dramatically above the offering price in the first few days after the offering and later dropped below the offering price. These lawsuits also allege that these activities were not disclosed in a prospectus, and therefore constitute material omissions in violation of the federal securities laws. The companies that went public, in addition to their officers and directors, have also often been named in these suits. Over 100 of these suits have been filed in the first seven months of 2001, and we may, in the future, be the target of similar litigation.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

     The net proceeds from our initial public offering, which closed in August 2000, are not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which our stockholders may not agree. As of June 30, 2001, we have not used any of the proceeds from our initial public offering in August 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     To date, significantly all of our recognized revenue has been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that an increasing percentage of our future product and services revenue may come from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

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

     As of June 30, 2001, we had total short-term debt outstanding of $1.0 million and long-term debt outstanding of $1.3 million, which bear interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $11,665.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     We have not yet used any funds from the initial public offering. We expect to use the net proceeds from the initial public offering to develop products and support activities, including capital expenditures and for working capital purposes. We may also use a portion of the net proceeds from the offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term and long-term, interest-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the three months ended June 30, 2001.

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

(b) Reports on Form 8-K

       We did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RESONATE INC.



Date: August 10, 2001              /s/Peter R. Watkins
                                   -------------------------------------------
                                   Peter R. Watkins
                                   President and Chief Executive Officer


                                   /s/Robert C. Hausmann
                                   -------------------------------------------
                                   Robert C. Hausmann
                                   Vice President and Chief Financial Officer

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