Form 10-Q
period 2001-09-30
RESONATE INC
filed 2001-11-09
CIK 1026380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 27,614,540.


                                  RESONATE INC.
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31,
         2000............................................................................. 3

       Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000........................................ 4

       Condensed Consolidated Statements of Cash Flows for the nine month periods ended
         September 30, 2001 and September 30, 2000........................................ 5

       Notes to the Condensed Consolidated Financial Statements........................... 6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
        Operations....................................................................... 11
        Risk Factors..................................................................... 17

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

   Item 5.  Other Information............................................................ 29

   Item 6. Exhibits and Reports on Form 8-K.............................................. 30

Signatures............................................................................... 31

PART I:       FINANCIAL INFORMATION
ITEM 1:       FINANCIAL STATEMENTS

                                  RESONATE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                         September 30,     December 31,
                                                             2001              2000
                                                          -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                              $    55,352      $    76,053
   Short-term investments                                      24,601           32,981
   Accounts receivable, net                                     2,357            6,189

   Prepaid expenses and other current assets                    1,189            1,413
                                                          -----------      -----------
     Total current assets                                      83,499          116,636

Long-term investments                                           9,477               --
Property and equipment, net                                     3,659            5,089
Other assets                                                      505              218
                                                          -----------      -----------

       Total assets                                       $    97,140      $   121,943
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Debt, current                                          $     2,005      $     2,793
   Accounts payable                                             1,074            1,132
   Accrued liabilities                                          2,944            3,875
   Deferred revenue                                             4,034            4,996
   Capital lease obligation, current                              590            1,091
                                                          -----------      -----------
     Total current liabilities                                 10,647           13,887

Debt, long-term                                                 1,084            2,418
Capital lease obligation, long-term                                50              471
                                                          -----------      -----------
       Total liabilities                                       11,781           16,776
                                                          -----------      -----------

Stockholders' equity:
     Common stock                                                   3                3
     Additional paid-in capital                               186,681          195,120
     Notes receivable from stockholders                          (759)          (1,055)
     Unearned stock-based compensation                         (3,811)         (14,360)
     Accumulated deficit                                      (96,755)         (74,541)
                                                          ------------     ------------
       Total stockholders' equity                              85,359          105,167
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $    97,140      $   121,943
                                                          ===========      ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                               --------------------------       --------------------------
                                                  2001           2000              2001           2000
                                               -----------    -----------       ----------     -----------
Revenue:
   Product                                     $     2,032    $     4,621       $    5,515     $    10,871
   Services                                          1,695          1,504            4,949           3,602
                                               -----------    -----------       ----------     -----------
       Total revenue                                 3,727          6,125           10,464          14,473

Cost of revenue:
   Product                                              24             75              151             165
   Services (including stock-based
       compensation of $103, $445, $402
       and $1,302, respectively)                       803          1,663            2,975           4,570
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                           827          1,738            3,126           4,735
                                               -----------    -----------       ----------     -----------

Gross profit                                         2,900          4,387            7,338           9,738

Operating expenses:
   Research and development (including
       stock-based compensation of $166,
       $868, $289 and $2,855, respectively)          3,696          4,226           10,742          12,263
   Sales and marketing (including stock-based
       compensation of $(61), $1,392, $(470) and
       $4,340, respectively)                         4,375          8,600           15,637          24,696
   General and administrative (including stock-
       based compensation of $216, $1,147,
           $(101) and $3,504, respectively)          1,921          2,583            6,182           7,840
                                               -----------    -----------       ----------     -----------
       Total operating expenses                      9,992         15,409           32,561          44,799
                                               -----------    -----------       ----------     -----------

Loss from operations                                (7,092)       (11,022)         (25,223)        (35,061)
Interest and other income                              976          1,255            3,597           1,511
Interest and other expenses                           (220)          (220)            (588)           (599)
                                               ------------   ------------      -----------    ------------
Net loss                                            (6,336)        (9,987)           (22,214)      (34,149)
Beneficial conversion of Series F
   preferred stock                                      --          6,750               --           6,750
                                               -----------    -----------       ----------     -----------
Net loss attributable to common stockholders   $    (6,336)   $   (16,737)      $  (22,214)    $   (40,899)
                                               ============   ============      ===========    ============

Net loss per share attributable to common
   stockholders:
   Basic and diluted                           $    (0.23)    $    (0.90)       $     (0.82)   $      (3.83)
                                               ===========    ===========       ============   =============
   Weighted average shares                          27,120         18,549              27,103         10,669
                                               ===========    ===========       =============  =============


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                               2001           2000
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $   (22,214)    $  (34,149)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                           1,987          1,511
         Provision for doubtful accounts                                           324            305
         Stock-based compensation                                                  120         12,001
         Amortization of stock options issued for services                         107            712
         Warrant related non-cash interest expense                                  93             93
         Compensation expense relating to acceleration of options                  522             --
         Changes in assets and liabilities:
              Accounts receivable                                                3,508         (1,478)
              Prepaid expenses and other current assets                            224         (1,022)
              Other assets                                                        (287)           (37)
              Accounts payable                                                     (58)         1,250
              Accrued liabilities                                                 (931)           892
              Deferred revenue                                                    (962)         1,943
                                                                           ------------   -----------

              Net cash used in operating activities                            (17,567)       (17,979)
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (557)        (3,292)
     Purchase of investments                                                   (68,255)       (21,935)
     Proceeds from maturities or sales of investments                           67,326          7,000
                                                                           -----------    -----------

              Net cash used in investing activities                             (1,486)       (18,227)
                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock in initial public
       offering, net of issuance costs                                              --         88,166
     Proceeds from issuance of long-term debt                                       --          2,364
     Repayments of long-term debt                                               (2,205)        (1,387)
     Repayments of capital lease obligations                                      (932)          (661)
     Proceeds from issuance of mandatorily redeemable
       convertible preferred stock, net of issuance costs                           --         37,000
     Payments for stock repurchases                                               (118)            --
     Proceeds from exercise of preferred stock warrants                             --             10
     Proceeds from issuance of common stock upon exercise
       of stock options and employee stock purchase plan                         1,607            804
                                                                           -----------    -----------

              Net cash provided by (used in) financing activities               (1,648)       126,296
                                                                           ------------   -----------

Net increase (decrease) in cash and cash equivalents                           (20,701)        90,090

Cash and cash equivalents at beginning of period                                76,053          5,011
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    55,352    $    95,101
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

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Revenue recognized under such arrangements for the three and nine month periods ended September 30, 2001 and 2000 was not significant.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term and long-term investments and accounts receivable. We limit our exposure to credit loss by placing our cash, cash equivalents and short-term and long-term investments with major financial institutions. Our accounts receivable are derived from revenue earned from customers located primarily in the U.S., and to a lesser extent, in Canada, Europe and Asia. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     One customer accounted for 15% of our total revenue during the three months ended September 30, 2001 and one customer accounted for 33% of our total revenue during the three months ended September 30, 2000. No customer accounted for more than 10% of our total revenue during the nine months ended September 30, 2001 and one customer accounted for 21% of our total revenue during the nine months ended September 30, 2000.

     At September 30, 2001, one customer accounted for 15% of total accounts receivable. At December 31, 2000, no individual customer accounted for more than 10% of total accounts receivable.

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

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                2001          2000           2001         2000
                                                              ---------    ---------      ---------     --------
Net loss attributable to common stockholders                  $  (6,336)   $  (9,987)     $ (22,214)    $(34,149)
Beneficial conversion of Series F preferred stock                    --        6,750             --        6,750
                                                              ---------    ---------      ---------     --------
Net loss attributable to common stockholders                  $  (6,336)   $ (16,737)     $ (22,214)    $(40,899)
                                                              ==========   ==========     ==========    =========

Basic and diluted:
     Weighted average shares                                     27,472       20,179         27,455       12,299
     Weighted average common stock subject to repurchase           (352)      (1,630)          (352)      (1,630)
                                                              ----------   ----------     ----------    ---------
     Shares used in computing basic and diluted net loss per
           share attributable to common stockholders             27,120       18,549         27,103       10,669
                                                              ---------    ---------      ---------     --------

     Basic and diluted net loss per share attributable to
          common stockholders                                 $  (0.23)    $  (0.90)      $  (0.82)     $ (3.83)
                                                              =========    =========      =========     ========

     The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                2001          2000           2001         2000
                                                              ---------    ---------      ---------     --------
Weighted average effect of common stock equivalents:
     Warrants to purchase Preferred Stock                            --          266             --          246
     Warrants to purchase Common Stock                               --           77             --           73
     Employee stock options                                       1,938           92          2,553          317
     Common Stock subject to repurchase agreements                  352        1,630            352        1,630
                                                              ---------    ---------      ---------     --------
                                                                  2,290        2,065          2,905        2,266
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

     The following table sets forth our revenue by geographic area for the periods indicated (in thousands, except per share amounts):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                2001          2000           2001         2000
                                                              ---------    ---------      ---------     --------
     North America                                            $   3,465    $   5,938      $   9,496     $ 13,704
     Europe and Asia Pacific                                        262          187            968          769
                                                              ---------    ---------      ---------     --------
                                                              $   3,727    $   6,125      $  10,464     $ 14,473
                                                              =========    =========      =========     ========

     Our long-lived assets outside of North America were not significant to our operations for the periods indicated.

     RECLASSIFICATION

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

     In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. We do not carry any goodwill and other intangible assets; accordingly, SFAS No. 142 does not have an impact on our financial statements.


     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and also amends ARB No. 51, Consolidated Financial Statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 144 to have a material effect on the Company's results of operations or financial position.


NOTE 2.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                                2001          2000
                                                              ---------    ---------
Supplemental cash flow information:
     Issuance of warrants to purchase common stock in
         connection with strategic partnership                $      --    $     464
                                                              =========    =========

     Capital lease obligations                                $      --    $   1,053
                                                              =========    =========

     Common Stock issued in exchange for notes receivable     $      --    $     300
                                                              =========    =========

     Repurchase of unvested shares in exchange
         for reduction of notes receivable                    $     296    $      --
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

NOTE 4.   STOCK OPTION EXCHANGE PROGRAM

     In June 2001, Resonate's Board of Directors approved a stock option exchange program. Under the program, all eligible employees based in the United States, excluding executive officers and outside directors, were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for this program was July 27, 2001. The number of shares subject to the new options will be equal to the number of shares subject to the old options adjusted for terminations, and the exercise price of the new options will be the fair market value of our Common Stock on January 31, 2002, the date the new options are currently intended to be granted. The new options will have the same vesting start date as the old options and will be immediately exercisable as to vested shares when granted. In total, 611,548 stock options were cancelled as a result of this program. As of September 30, 2001, 551,048 shares were subject to reissuance under the stock option exchange program.

     In accordance with accounting rules, stock options granted to employees who elect to participate in the stock option exchange program, during the six month period prior to and following the implementation of the program may be subject to variable plan accounting. In accordance with generally accepted accounting principles, we would be required to record a non-cash compensation cost for any such options until the options are exercised, forfeited or cancelled without replacement. The valuation would be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option's issuance date. The resulting compensation charge to earnings would be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment could result in significant compensation charges in future periods. We do not anticipate incurring non-cash compensation costs relating to the stock option exchange program.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included under Item 1 beginning on page 3 of this report, the section entitled "Risk Factors" beginning on page 17 of this report and our Annual Report on Form 10-K filed on March 27, 2001 with the Securities and Exchange Commission.

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

     Resonate was founded in July 1995 and began substantive operations in April 1996. From April 1996 through the first quarter of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product, Central Dispatch, and first generated revenue from software license fees and implementation and consulting fees in the first quarter of 1997. We released our Global Dispatch software product in the first quarter of 1998 and our Commander software product in the third quarter of 1999. We introduced our Resonate Commander Solutions in the first quarter of 2001. In the nine months ended September 30, 2001, we derived approximately 56% of our product revenue from our Central Dispatch product. We have incurred significant costs to develop our technology, products, solutions and services, to continue the recruitment of research and development personnel, to build a sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount was 185 at September 30, 2001.

     We market and sell our software products and solutions through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value added resellers, web hosting services and system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. We derived revenue of $265,000 in the three months ended and $897,000 in the nine months ended September 30, 2001 from these reseller arrangements.

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                               ------------------------           ------------------------
                                                  2001         2000                  2001         2000
                                               -----------  -----------           -----------  -----------
Revenue:
   Product                                           54.5%         75.4%                52.7%         75.1%
   Services                                          45.5          24.6                 47.3          24.9
                                                 --------     ---------             --------     ---------
       Total revenue                                100.0         100.0                100.0         100.0
                                                 --------     ---------             --------     ---------
Cost of revenue:
   Product                                            0.6           1.2                  1.4           1.1
   Services                                          21.5          27.2                 28.4          31.6
                                                 --------     ---------             --------     ---------
       Total cost of revenue                         22.1          28.4                 29.8          32.7
                                                 --------     ---------             --------     ---------
Gross profit                                         77.9          71.6                 70.2          67.3
                                                 --------     ---------             --------     ---------
Operating expenses:
   Research and development                          99.2          69.0                102.7          84.7
   Sales and marketing                              117.4         140.4                149.4         170.6
   General and administrative                        51.5          42.2                 59.1          54.2
                                                 --------     ---------             --------     ---------
       Total operating expenses                     268.1         251.6                311.2         309.5
                                                 --------     ---------             --------     ---------
Loss from operations                               (190.2)       (180.0)              (241.0)       (242.2)
Interest and other income                            26.2          20.5                 34.4          10.4
Interest and other expenses                          (5.9)         (3.6)                (5.6)         (4.1)
                                                 ---------      --------            ---------    ----------
Net loss                                           (169.9)%      (163.1)%             (212.2)%      (235.9)%
                                                 =========    ==========            =========    ==========


REVENUE AND REVENUE RECOGNITION POLICY

     Our total revenue was $3.7 million for the three months ended September 30, 2001 and $6.1 million for the three months ended September 30, 2000. Our total revenue was $10.5 million for the nine months ended September 30, 2001 and $14.5 million for the nine months ended September 30, 2000. Total revenue was comprised of sales of software products and solutions and related service fees from implementation, consulting, training and support. The decrease in our revenue was primarily due to a general slowdown in the domestic economy beginning in the second half of 2000 and continuing in 2001, resulting in delays or cancellations in anticipated sales to new and existing customers.

     Product revenue was $2.0 million or 54.5% of total revenue for the three months ended September 30, 2001 and $4.6 million or 75.4% of total revenue for the three months ended September 30, 2000. Product revenue was $5.5 million or 52.7% of total revenue for the nine months ended September 30, 2001 and $10.9 million or 75.1% of total revenue for the nine months ended September 30, 2000. Services revenue was $1.7 million or 45.5% of total revenue for the three months ended September 30, 2001 and $1.5 million or 24.6% of total revenue for the three months ended September 30, 2000. Service revenue was $4.9 million or 47.3% of total revenue for the nine months ended September 30, 2001 and $3.6 million or 24.9% of total revenue for the nine months ended September 30, 2000. Our revenue mix changed from prior periods as a result of generating higher revenues from renewals of our maintenance contracts compared to new sales of products to new and existing customers during the three months and nine months ended September 30, 2001. We believe our revenue mix will generally consist of approximately 55-60% product revenue and 40-45% service revenue in the next two quarters.

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

     One customer accounted for 15% of our total revenue during the three months ended September 30, 2001 and one customer accounted for 33% of our total revenue during the three months ended September 30, 2000. No customer accounted for more than 10% of our total revenue during the nine months ended September 30, 2001 and one customer accounted for 21% of our total revenue during the nine months ended September 30, 2000.


COST OF REVENUE

     Cost of revenue was $724,000 for the three months ended September 30, 2001 and $1.3 million for the three months ended September 30, 2000, excluding stock-based compensation charges of $103,000 in 2001 and $445,000 in 2000. Cost of revenue was $2.7 million for the nine months ended September 30, 2001 and $3.4 million for the nine months ended September 30, 2000, excluding stock-based compensation charges of $402,000 in 2001 and $1.3 million in 2000. Cost of revenue as a percentage of total revenue was 22.1% for the three months ended September 30, 2001 and 28.4% in the three months ended September 30, 2000, including stock-based compensation. Cost of revenue as a percentage of total revenue was 29.8% for the nine months ended September 30, 2001 and 32.7% in the nine months ended September 30, 2000, including stock-based compensation. The decreases in cost of revenue are primarily attributed to a reduction in our professional services headcount from 28 at September 30, 2000 to 14 at September 30, 2001.

     Our cost of product revenue includes expenses incurred to manufacture, package and distribute software products and solutions and related documentation. Our cost of services revenue includes salaries and related expenses for our implementation, consulting support, and training organizations and an allocation of facilities and communications expenses. Our negative gross margin from services for the three months and nine months ended September 30, 2000, is attributed primarily to stock-based compensation of $445,000 for the three months and $1.3 million for the nine months ended. We believe that our cost of revenue, excluding stock-based compensation charges, will remain consistent with current levels next quarter, as we expect our existing professional services organization to support new and existing customers. Cost of revenue as a percentage of total revenue may fluctuate from period to period.

OPERATING EXPENSES

     Research and Development

     Research and development expenses were $3.5 million for the three months ended September 30, 2001 and $3.4 million for the three months ended September 30, 2000, excluding stock-based compensation charges of $166,000 in 2001 and $868,000 in 2000. Research and development expenses were $10.5 million for the nine months ended September 30, 2001 and $9.4 million for the nine months ended September 30, 2000, excluding stock-based compensation charges of $289,000 in 2001 and $2.9 million in 2000. Substantially all of the increases were related to an increase in the spending on hiring temporary consultants.

     Research and development expenses as a percentage of total revenue were 99.2% for the three months ended September 30, 2001 and 69.0% in the three months ended September 30, 2000, including stock-based compensation. Research and development expenses as a percentage of total revenue were 102.7% for the nine months ended September 30, 2001 and 84.7% in the nine months ended September 30, 2000, including stock-based compensation. Research and development expenses as a percentage of total revenue increased primarily due to the lower revenue in the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. The number of research and development personnel decreased from 77 at September 30, 2000 to 73 at September 30, 2001. We believe that research and development expenses in absolute dollars, excluding stock-based compensation charges, will be consistent with current levels next quarter as we expect to continue to develop additional new products, and product enhancements with our existing investments in research and development to date. Research and development expenses as a percentage of total revenue may fluctuate from period to period.

     Sales and Marketing

     Sales and marketing expenses were $4.4 million for the three months ended September 30, 2001 and $7.2 million for the three months ended September 30, 2000, excluding stock-based compensation charges of $(61,000) in 2001 and $1.4 million in 2000. Sales and marketing expenses were $16.1 million for the nine months ended September 30, 2001 and $20.4 million for the nine months ended September 30, 2000, excluding stock-based compensation charges of $(470,000) in 2001 and $4.3 million in 2000. The decrease in sales and marketing expenses is attributed primarily to more targeted marketing activities than in prior periods, third-party recruitment fees and sales commissions, as well as a decrease in overall sales and marketing headcount. The number of sales and marketing personnel decreased from 109 at September 30, 2000 to 69 at September 30, 2001.

     Sales and marketing expenses as a percentage of total revenue were 117.4% for the three months ended September 30, 2001 and 140.4% in the three months ended September 30, 2000, including stock-based compensation. Sales and marketing expenses as a percentage of total revenue were 149.4% for the nine months ended September 30, 2001 and 170.6% in the nine months ended September 30, 2000, including stock-based compensation. The decrease in sales and marketing expenses as a percentage of total revenue was attributed primarily to a decrease in stock-compensation charges. We believe that sales and marketing expenses in absolute dollars, excluding stock-based compensation charges, will be consistent with current levels next quarter as we expect to sell and market our products and solutions with the investments made to date. Sales and marketing expenses as a percentage of total revenue may fluctuate from period to period.

     General and Administrative

     General and administrative expenses were $1.7 million for the three months ended September 30, 2001 and $1.4 million for the three months ended September 30, 2000, excluding stock-based compensation charges of $216,000 in 2001 and $1.1 million in 2000. General and administrative expenses were $6.3 million for the nine months ended September 30, 2001 and $4.3 million for the nine months ended September 30, 2000, excluding stock-based compensation charges of $(101,000) in 2001 and $3.5 million in 2000. The increase in general and administrative expenses is primarily attributable to costs relating to legal expenses in connection with our patent infringement action against Alteon Web Systems, Inc. and additional public company administrative expenses such as directors' and officers' insurance costs and filing fees. General and administrative expenses also increased in 2001 as a result of executive transition costs during the first six months of the year. The number of general and administrative personnel decreased from 36 at September 30, 2000 to 29 at September 30, 2001.

     General and administrative expenses as a percentage of total revenue were 51.5% for the three months ended September 30, 2001 and 42.2% in the three months ended September 30, 2000, including stock-based compensation. General and administrative expenses as a percentage of total revenue were 59.1% for the nine months ended September 30, 2001 and 54.2% in the nine months ended September 30, 2000, including stock-based compensation. The increases in general and administrative expenses as a percentage of total revenue were primarily due to lower revenue in the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. We believe that general and administrative expenses in absolute dollars, excluding stock-based compensation, will be consistent with current levels as we expect to support our operations with investments made to date. General and administrative expenses may fluctuate as a percentage of total revenue from period to period.

     Stock-based Compensation

     Stock-based compensation consisted of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. We amortized $424,000, net of cancellations related to employee terminations, in the three months ended September 30, 2001 compared to $3.9 million amortized in the three months ended September 30, 2000. We amortized $120,000, net of cancellations, in the nine months ended September 30, 2001 and $12.0 million in the nine months ended September 30, 2000. The remaining unearned stock-based compensation is expected to be amortized as follows: $838,000 in 2001, $2.2 million in 2002, $777,000 in 2003 and $12,000 in 2004.


INTEREST AND OTHER INCOME

     For the three months ended September 30, 2001, we had interest and other income of approximately $976,000 compared to $1.3 million for the three months ended September 30, 2000. The decrease was primarily due to a lower interest rate environment and a lower average cash and investment balance in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. For the nine months ended September 30, 2001, we had interest and other income of approximately $3.6 million compared to $1.5 million for the nine months ended September 30, 2000. The increase is primarily attributed to higher average cash and investment balances in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.


INTEREST AND OTHER EXPENSES

     Interest and other expenses consist primarily of interest incurred on our outstanding debt and capital lease obligations. We had interest and other expenses of approximately $220,000 for each of the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001, we had interest and other expenses of approximately $588,000 compared to $599,000 for the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     From inception, we funded our operations through September 30, 2001 primarily through private placements of equity securities and to a lesser extent, revenue, subordinated debt and lines of credit. We also raised approximately $88 million, net of issuance costs, in our initial public offering in August 2000. We have not used any of these proceeds to fund our operations as of September 30, 2001. These proceeds remain in cash, cash equivalents, short-term and long-term investment accounts.

     Net cash used in operating activities during the nine months ended September 30, 2001 was $17.6 million and was attributable to a net loss of $22.1 million before stock related charges of $120,000. Cash provided by operating activities resulted from decreases in accounts receivable of $3.5 million and prepaid expenses of $224,000 and increased depreciation and amortization of $2.0 million and provision for doubtful accounts of $324,000. Cash generated by the decrease in accounts receivable primarily resulted from delays in anticipated sales to new and existing customers and increased collection efforts on outstanding receivables. Cash provided by operating activities was offset by increases in other assets of $287,000, decreases in accounts payable and accrued liabilities of $989,000 and deferred revenue of $962,000.

     Net cash used in investing activities during the nine months ended September 30, 2001 was $1.5 million and resulted from the purchases of $68.3 million in investments and purchases of property and equipment of $557,000, offset by proceeds from the sale and maturities of investments of $67.3 million.

     Net cash used in financing activities totaled $1.6 million resulting from repayments of debt and capital lease obligations of $3.1 million and payments for repurchases of common stock of $118,000, offset by proceeds from the issuance of common stock in connection with the exercise of stock options and purchases of common stock through our employee stock purchase plan of $1.6 million.

     As of September 30, 2001, our principal sources of liquidity included $89.4 million of cash, cash equivalents and investments. We believe that our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

     In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. We do not carry any goodwill and other intangible assets; accordingly, SFAS No. 142 does not have an impact on our financial statements.


     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and also amends ARB No. 51, Consolidated Financial Statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 144 to have a material effect on the Company's results of operations or financial position.

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

WE ONLY BEGAN SUBSTANTIVE OPERATIONS IN APRIL 1996 AND, AS A RESULT, IT IS DIFFICULT TO FORECAST OUR FUTURE OPERATING RESULTS.

     We were incorporated in July 1995 and had no substantive operations until April 1996. As a result, we have a limited operating history that makes it difficult to forecast our future operating results. In addition, the revenue and income potential of our business and market are unproven. Risks and difficulties typically encountered by companies in their early stages of development, particularly those in new and rapidly evolving markets such as ours, include our ability to:

 - Successfully develop, commercialize and achieve significant market acceptance of our current and next generation of products and solutions

 - Develop and maintain strong relationships with server system vendors, independent software vendors, application service providers, value-added resellers and systems integrators to sell our products through indirect channels

 - Manage operations

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

 - Acceptance of our Resonate Commander Solutions

 - The mix of channels through which we sell our products and solutions

 - The timing and amount of orders from companies who sell our products and solutions through our indirect distribution channel

 - The size and timing of large transactions may yield revenue fluctuations that are inconsistent with prior or subsequent periods

 - Deferrals or cancellations of orders resulting from uncertain domestic and international political and social environments

     Because of these and possibly other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. Our operating results were below expectations in the fourth quarter of 2000 and the first quarter of 2001. Our operating results will likely also be below the expectations of public market analysts and investors in some future quarter or quarters. If this occurs, the price of our common stock will probably decline.

     A delay in anticipated sales beyond the end of a particular quarter may harm our results of operations for that quarter. We have experienced this type of delay in the past. Furthermore, we base our decisions regarding our operating expenses on anticipated revenue trends. Consequently, if revenue levels fall below our expectations and the expectations of public market analysts and investors, we may suffer unexpected losses because only a small portion of our expense varies with our revenue.

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

     Our future success depends on widespread commercial acceptance of our products and solutions. The market for active service level management solutions is relatively new and rapidly evolving. If we are unable to educate our potential customers, and the market in general, about the advantages of our software-based active service level management solutions over hardware-based server load balancing products and network system management products, our ability to sell our products and solutions will be severely limited. Rather than utilizing comprehensive active service level management solutions, most web data center administrators manage their services by adding servers and interconnecting a variety of single function systems and traffic management tools. In addition, our competitors offer a wide variety of hardware or software products that purport to serve the needs addressed by our products and solutions. Our ability to increase revenue in the future depends on the extent to which our potential customers recognize the value of our integrated active service level management solutions. The acceptance of our products and services may also be hindered by:

 - The reluctance of our prospective customers to replace or supplement their current service level management products, which may be supplied by more established vendors, with our products and solutions

 - The emergence of new technologies or industry standards, which could cause our products and solutions to be less competitive or become obsolete

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

     Our industry is characterized by rapid technological change, frequent new product and solution introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products and solutions will be rendered less competitive or obsolete if we fail to introduce new products, solutions or product enhancements that anticipate the features and functionality that customers demand or ensure that they interoperate with current and emerging networking technologies. The success of our products and solutions will depend on factors including:

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

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the growth of the economy remains stagnant or declines, our customers may continue to reduce their spending on the active service level management solutions we offer or defer purchases of our products and solutions until general economic conditions improve. If that happens, our revenues could suffer and our stock price may decline. Further, if global economic conditions worsen, we may experience a material adverse impact on our business, operating results and financial condition.

     Our software products, solutions and services are designed for customers that use the Internet and Internet-based technologies to conduct business. While growth of electronic business was initially rapid, many companies within the Internet sector experienced a slowdown that began in the second quarter of 2000 and continues in 2001. Slowdowns in the Internet sector have adversely affected the ability of some of our customers to timely fulfill their payment obligations to us. To the extent we are required to write off more accounts receivable, sales cycles lengthen or customers cancel orders, our results of operations will be harmed.

OUR SALES OF CENTRAL DISPATCH GENERATED APPROXIMATELY 56% OF OUR PRODUCT REVENUE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2001, AND A DECLINE IN OUR SALES, IN ABSOLUTE DOLLARS, OF CENTRAL DISPATCH COULD MATERIALLY HARM OUR RESULTS OF OPERATIONS.

     During the first nine months of 2001, we derived approximately 56% of our product revenue from sales of our Central Dispatch product, and we expect to derive a significant portion of our revenue from sales of Central Dispatch for at least the next twelve months. Our ability to sell Central Dispatch depends upon its ability to solve critical network performance and availability problems of our customers. If Central Dispatch is unable to solve these problems for our customers, our ability to maintain our existing customer base and to obtain new customers for Central Dispatch will be adversely impacted, which would result in a substantial loss of revenue or an inability to grow our revenue.

OUR ABILITY TO GROW OUR BUSINESS DEPENDS UPON INCREASED DEMAND FOR OUR PRODUCTS AND SOLUTIONS FROM CORPORATE ENTERPRISES AND THE EXTENT TO WHICH OUR PRODUCTS AND SOLUTIONS CAN ACCOMMODATE THE NEEDS OF CORPORATE ENTERPRISES.

     We cannot assure you that corporate enterprises, which typically operate in complicated information technology environments, will widely adopt active service level management solutions to facilitate their system management needs. Our ability to grow our business will depend upon the extent to which corporate enterprises adopt active service level management solutions. Moreover, if corporate enterprises require significantly different product features for our active service level management solutions, whether as a result of choosing to outsource some or all of their applications to application service providers or otherwise, we will be required to enhance or modify our products and solutions in this manner. As a result, we could incur delays in introducing enhanced or modified versions of our products and solutions, delays in capturing enterprise customers and significant expenses. Any of these alternatives will limit our ability to grow our business and could result in higher net losses.

WE DERIVE SUBSTANTIALLY ALL OF OUR REVENUE THROUGH THE SALE OF UPFRONT LICENSES OF OUR SOFTWARE PRODUCTS AND SOLUTIONS, AND ALTERNATIVE BUSINESS MODELS EMPLOYED BY OUR COMPETITORS COULD ERODE OUR PRODUCT PRICING.

     If alternative methods of delivering the capabilities of our software products and solutions are developed by our competitors, they may substantially erode the price which we can charge for our products and solutions. These alternative methods may include bundling these capabilities through a subscription model by application service providers, among other possible methods.

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

     Our markets are rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Our principal competitors for our Central Dispatch and Global Dispatch products include several companies offering hardware-based server load balancing such as Alteon Web Systems (Nortel Networks), Cisco Systems, F5 Networks, Foundry Networks, Microsoft and other companies offering software-based server load balancing, including Radware. These competitors have significantly greater financial, technical, marketing, service and other resources than we do.

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

     We expect to continue to face additional competition as new participants enter the active service level management markets. In addition, other large companies with significant resources, brand recognition and sales channels may form alliances with, or acquire, competing traffic management solutions and emerge as significant competitors. Potential competitors may bundle their products or incorporate a load balancing or traffic management component into existing products in a manner that discourages users from purchasing our products and solutions. In addition, our competitors may choose to significantly reduce their prices and we may be forced to match their price reductions in order to remain competitive. Price reductions could significantly lower our revenue and increase our operating losses.

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

     If we fail to develop and maintain relationships with significant server system vendors, independent software vendors, application service providers, value-added resellers and systems integrators, or if these third parties are not successful in their sales efforts or if we fail to develop our direct sales organization effectively, sales of our products, solutions and services may decrease or fail to increase.

OUR BUSINESS IN INTERNATIONAL MARKETS MAY NOT SUCCEED AND WILL EXPOSE US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND RESULT IN HIGHER PERSONNEL COSTS.

     Outside of North America, we have only limited experience in marketing, selling and supporting our products and solutions internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 9% of our revenue for the nine months ended September 30, 2001.

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

     In September 2000, we filed a lawsuit for patent infringement against Alteon Websystems, which has since been acquired by Nortel Networks. This action has required us to expend significant financial resources to protect our intellectual property, and has consumed valuable management time. We will continue to expend financial resources as the case proceeds. The litigation is currently in the discovery phase and a trial date has been set for the summer of 2002.

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

     Our products operate on Solaris, Windows NT, Windows 2000, AIX, Linux and HP/UX operating systems, and features of our products are dependent upon the network standards used by a customer. If new operating systems are developed or new network standards emerge, our failure to modify our products in a timely or cost effective manner could limit our potential customer base, which would adversely affect our ability to increase our revenue. Furthermore, we will need to modify our products or develop new versions of our products as new versions of operating systems are developed. Similarly, if we decide to discontinue support of a given standard, those customers or potential customers who utilize that standard may be unable or unwilling to buy our solutions. If we fail to continue to develop new products to respond to changes in computer networks and operating systems, or if we determine not to continue to support an operating system, our ability to grow our business will suffer.

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

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS BECAUSE WE DO NOT HAVE A SEPARATE GEOGRAPHICALLY LOCATED BACKUP SYSTEM.

     We currently do not have fully redundant systems for our service at an alternate site. All of our primary computer systems are located in our principal headquarters in Sunnyvale, California. Sunnyvale exists on or near a known earthquake fault zone. Although our facility which hosts our computer systems, is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, acts of terrorism and similar events. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. We experienced one such blackout during the second quarter of 2001, which resulted in several hours of lost productivity at our corporate headquarters. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

     Further, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop new products or enhance our existing products, take advantage of future opportunities, respond to competitive pressures or satisfy unanticipated requirements.

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS AND THEIR AFFILIATES ARE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of October 31, 2001, our executive officers, directors and 5% stockholders and their affiliates beneficially own, in the aggregate, approximately 55% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

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

     The investment bankers who took part in our initial public offering of stock - Goldman, Sachs & Co., Chase H&Q, Dain Rauscher Wessels and Wit SoundView
- have been named in numerous lawsuits alleging that they entered into "tie in" arrangements or required excessive commissions in connection with initial public offerings whose stock prices increased dramatically above the offering price in the first few days after the offering and later dropped below the offering price. These lawsuits also allege that these activities were not disclosed in a prospectus, and therefore constitute material omissions in violation of the federal securities laws. The companies that went public, in addition to their officers and directors, have also often been named in these suits. Over 100 of these suits have been filed in 2001, and we may, in the future, be the target of similar litigation.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

     The net proceeds from our initial public offering, which closed in August 2000, are not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which our stockholders may not agree. As of September 30, 2001, we have not used any of the proceeds from our initial public offering in August 2000.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove members of our board of directors or act by written consent without a meeting. In addition, our board of directors have staggered terms, which makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

     Our board of directors also has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquiror. In addition,
Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial to some stockholders.

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

     As of September 30, 2001, we had total short-term and long-term debt outstanding of $2.0 million, which bears interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $10,025.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     We have not yet used any funds from our initial public offering. We expect to use the net proceeds from our initial public offering to develop products and support activities, including capital expenditures, and for working capital purposes. We may also use a portion of the net proceeds from the offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term and long-term, interest-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's Annual Meeting of Stockholders was held on August 30, 2001 in Santa Clara, California. Of the 27,337,321 shares outstanding as of the record date, 21,986,845 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)      To elect the following to serve as Directors of the Company:

                                          Votes For           Votes Abstaining
                                    -------------------     --------------------

         Christopher C. Marino             21,981,590                5,255
         I. Robert Greene                  21,982,390                4,455

(2) To ratify the Company's appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 2001:

         Votes for:                        21,953,035
         Votes against:                         9,872
         Votes abstaining:                     23,938

ITEM 5.  OTHER INFORMATION

       None.

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

(b) Reports on Form 8-K

       We did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RESONATE INC.



Date: November 9, 2001          /s/Peter R. Watkins
                                --------------------------------------------
                                Peter R. Watkins
                                President and Chief Executive Officer


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