Form 10-K405
period 2001-12-31
RESONATE INC
filed 2002-03-28
CIK 1026380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____ .

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $34,863,331, based upon the last sales price reported for such date on The Nasdaq Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares of Common Stock held by each officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of February 28, 2002 was 27,088,657.

                                  RESONATE INC.
                           ANNUAL REPORT ON FORM 10-K

                               FOR THE YEAR ENDED
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I

Item 1.    Business.......................................................................................   3

Item 2.    Properties.....................................................................................  10

Item 3.    Legal Proceedings..............................................................................  10

Item 4.    Submission of Matters to a Vote of Security Holders............................................  10


PART II

Item 5.    Market for  Registrant's Common Stock and Related Stockholder Matters..........................  11

Item 6.    Selected Consolidated Financial Data...........................................................  12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  13

Item 7a.   Quantitative and Qualitative Disclosures About Market Risks....................................  30

Item 8.    Consolidated Financial Statements and Supplementary Data.......................................  31

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  51


PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................  52

Item 11.   Executive Compensation.........................................................................  54

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................  60

Item 13.   Certain Relationships and Related Transactions.................................................  63


PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.................................  64

SIGNATURES ...............................................................................................  67

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

     We develop and market software solutions for enterprises that wish to guarantee the end-user response time and service levels of business-critical applications while cutting operating costs. Resonate Commander Solutions significantly reduces problem resolution time while it simultaneously ensures transaction completion by routing end-users around problems.

     Resonate Commander Solutions collects information on the health of a company's infrastructure, end-user response time and service levels and correlates such information with the performance of individual application components. This technique can leverage existing enterprise monitoring and testing investments to access information and use it to assure service levels. Our approach allows for quick problem identification, diagnosis and resolution, resulting in peak end-user service levels and operating efficiency. In addition, Resonate Commander Solutions maximizes a company's infrastructure utilization by enabling resource consolidation with no impact on the end-user service levels.


PRODUCTS AND SERVICES

     Our solution is a suite of software products and services. The products that make up our active service level management platform are Resonate Commander Solutions, Resonate Central Dispatch and Resonate Global Dispatch. The products currently offered are open, software solutions that support industry standard computing platforms and operating systems including Solaris, Windows NT, AIX and Linux.

     RESONATE COMMANDER SOLUTIONS

     Resonate Commander Solutions provides an end-to-end method for maintaining the end-user experience while resolving critical service issues.

     Resonate Commander Solutions provides a unified, Web-based interface for real-time monitoring, trouble-shooting, and control of an application infrastructure. Systems administrators can easily drill-down from high-level views indicating the degree of compliance with service level objectives to detailed availability and performance statistics for individual applications, systems and network devices. A visual dashboard is also provided for IT organizations that require "at-a-glance" availability and performance indicators.

     Resonate Commander Solutions integrates with traditional management and performance monitoring products. It can receive critical information such as infrastructure alerts from other vendor's products and then leverage this information to effectively resolve problems that impact application performance.

     Resonate Commander Solutions provides the following capabilities for managing the end-user experience while reducing operating costs:

 - Map physical infrastructure to logical model based on end-user or business requirements
 - Correlate application, system, and network health with the end-user experience
 - Provide and leverage deep knowledge of critical components (such as application servers)
 - Rapidly identify and diagnose service problems critical to end-users
 - Prevent problems from affecting end-users and ensure transaction completion
 - Enable advanced manual or automated problem resolution

     Map physical infrastructure to a logical model based on end-user or business requirements: "Service Model"

     Resonate Commander Solutions uses the "service model" to actively manage the end-user experience. The service model captures, displays and acts on all of the infrastructure components' roles and interdependencies in delivering a service. This enables the management of infrastructure that reflects what end-users experience.

     Correlate application, system, and network health with the end-user experience

     Resonate Commander Solutions enables the definition of application or service availability and performance objectives (service level objectives -
SLOs) for each service based on business requirements. Unlike limited monitoring products, Resonate Commander Solutions provides both end-user experience (outside-in) and inside system health (inside-out) perspectives of the infrastructure. Key statistics and events are monitored from individual components in the infrastructure. These statistics are correlated with end-user service level objectives. Objectives that have been violated can be quickly addressed before the quality of the end-user experience is affected.

     Obtain and leverage deep knowledge of critical components such as application servers

     It is estimated that 40% of application performance issues are related to application servers. Resonate Commander Solutions Command Modules have been designed specifically to manage the leading J2EE application servers and the applications built on them, down to the individual EJB and servlet. Unlike agent-less monitoring solutions, Resonate Application Server Command Modules are local, collecting rich data and are able to take corrective actions directly.

     Rapidly diagnose service problems critical to end-users

     Resonate Commander Solutions correlates and filters data locally so that only important data relating to the end-user experience is displayed, analyzed and acted on. This enables administrators to manage the data that matters most and to work far more efficiently and effectively. When a service violates its SLO, Resonate Commander Solutions immediately isolates the problem to a particular component such as application servers. Resonate Commander Solutions eliminates unnecessary "finger pointing" and enables an IT department to immediately assign responsibility for the problem to the right expert or group. Resonate Commander Solutions will tell the administrator what services are impacted and to what degree they are affected.

     Resonate Commander Solutions provides relevant data (statistics and events) about the condition of each technology component so that the specialist can quickly assess the root-cause of failure and determine the appropriate response. Resonate Commander Solutions can pre-qualify events at the source so that administrators stay focused on the issues that impact the end-user experience.

     Prevent problems from affecting end-users and ensure transaction completion

     Resonate Commander Solutions goes beyond diagnostic products to not only detect problems, identify their root cause, and take steps to resolve those problems, but also maintain end-users' experience even when problems occur. Resonate Commander Solutions routes transactions around problems so that the end-user's experience is not degraded and administrators don't have to be interrupted to fix the problem immediately. Transactions can be rerouted automatically in response to specific events or presented as a pre-configured option to the administrator.

     Enable advanced operator-controlled or automatic actions to correct problems

     Resonate Commander Solutions is unique in that it not only finds problems and helps identify their root cause, but also takes steps to resolve those problems. Resonate Commander Solutions takes problems much further down the resolution path resulting in much faster resolution time. Resonate Commander Solutions can:

 - Run additional tests to confirm or further diagnose the problem, to determine the impact of the problem on end-user experience and the impact of the problem on other parts of the infrastructure
 - Take direct corrective action such as restarting a process or servlet, or taking down or bringing up additional resources for customers
 - Administrators can choose when to run these actions. If the operator wishes, actions can also be set to run automatically

     Our Resonate Commander Solutions is comprised of distributed software components that collectively monitor, diagnose and respond to critical service problems, within an organization's application infrastructure. Our unique architecture distributes intelligent management capabilities across all levels of a complex environment so that monitoring, diagnostic, and response capabilities move closer to the problem.

     The key components of the Resonate Commander Solutions include:

 - CONTROLLER. The Controller provides centralized monitoring and control of IP-based applications and services. The Controller allows system administrators to define service level objectives, logical relationships between underlying components (the service model), and policies that map events with appropriate responses. The Controller also includes other critical management capabilities such as historical and real-time reporting, tailored application tests, calendar-based scheduling, self-monitoring features, license management and access privileges.

 - RESONATE COMMAND MODULES. These software modules monitor and control specific applications, systems, databases, and network devices critical to the delivery of application or services. For example, Resonate Command Modules collect critical availability and performance information such as user connection times, server loads, queue lengths and memory usage. Command Modules also take local corrective actions for specific applications such as starting or stopping processes. Command Modules may be deployed either locally or remotely, depending on the customers' requirements and preferences.

 - REMOTE TEST ENGINE. This software module provides tailored tests that can simulate end-user interaction - such as URL synthetic transactions and TCP availability checks that mimic end-user activity. Test results are forwarded to the Controller, Resonate's centralized management component, and provide targeted information enabling administrators to quickly and accurately identify the source of the problems in a complex environment.

 - ACTIVE AGENTS. These software modules provide filtering and correlation features for availability and performance information across disparate applications and systems. These modules may be deployed either locally or remotely, depending on the customer requirements and preferences. The benefit of deploying them locally is that they can gather a richer set of data and statistics than if they were deployed remotely. Resonate Commander Solutions' agents gather data from critical applications, even custom-built applications, for deeper insight and true management and control. Local agents also have the ability to correlate data and filter it locally, reducing the amount of random events that propagate to the central management console.

     RESONATE CENTRAL DISPATCH

     Resonate Central Dispatch is a software traffic management product for high traffic web-based applications where high levels of availability and predictable performance are critical. Resonate Central Dispatch's distributed software architecture enables multiple server systems to act as a single, scalable, reliable and easily managed server system. Resonate Central Dispatch is more than a server load balancing product because it allows for precise, real-time control of incoming traffic by intelligently routing requests to the server system best suited to respond. Resonate Central Dispatch can be quickly deployed into a customer's existing infrastructure, typically without altering the physical network architecture, for immediate improvements in the performance and availability of e-business applications.

     Resonate Central Dispatch enables server systems to be accessed through a single Internet Protocol address, or IP address. Since this IP address represents all of the server systems, users making requests for server resources at this IP address appear to be accessing a single, scalable, highly available server system. This allows content and applications to be replicated on multiple server systems for the highest availability, or segregated by type or by subject to maximize performance. The software-based architecture of Resonate Central Dispatch can accommodate new server system additions to achieve higher performance or to maintain performance levels as request volume increases. Since each server system in the Resonate Central Dispatch configuration can perform the request distribution function, Resonate Central Dispatch avoids introducing new potential failure points and provides high availability to e-business applications.

     Resonate Central Dispatch performs automatic, real-time distribution of incoming requests to available server system resources based on both server load and server health. In addition, by defining distinct priority levels for different users' requests and setting capacity thresholds, our customers' computer system administrators can use Resonate Central Dispatch to allocate or reserve server system capacity so that targeted service levels are more likely to be maintained.

     At the heart of our Resonate Central Dispatch software product is our patented networking technology that enables requests to be transferred, or "hopped" from one server system to another. We call this technology a "TCP Connection Hop."

     Resonate Central Dispatch determines which server system is best suited to respond based on:

 - the type of content requested
 - the identity of the client making the request
 - the current workload on the server system
 - the overall status of applications running on the server systems
 - other customer-specified criteria

     This technology provides the following capabilities:

 - SINGLE IP ADDRESS. When a connection is hopped to the server system that will respond, the client is unaware that the response is coming from a different server system. As a result, all server systems in a Resonate Central Dispatch cluster appear to the client to behave as a single, reliable, high performance server system.

 - TRIANGULAR DATA FLOW. Since the response is sent directly to the client, without requiring the data to flow back through the server system that originally received the request, the resulting triangular data flow eliminates the performance bottleneck that can occur when a single server system or network device must process all incoming and outgoing data. Additionally, since no individual server system is responsible for processing all data packets, Resonate Central Dispatch has computing resources to implement a rich traffic management feature set without degrading the throughput or overall performance of the platform.

 - NETWORK DESIGN FLEXIBILITY. A connection can be hopped to any server system independent of its location. This means that Resonate Central Dispatch can provide performance scalability and high reliability to server systems that are spread across an enterprise even if the server systems are in different physical locations.


     RESONATE GLOBAL DISPATCH

     Resonate Global Dispatch is a software product that provides traffic management functions across geographically distributed e-business applications to consolidate multiple points of presence, or POPs, into a single, enterprise-wide resource. Resonate Global Dispatch uses site performance and availability metrics including network delays, server activity and service availability to direct users to the site best suited to respond.

     Resonate Global Dispatch provides features that can simplify administrative tasks such as database and content replication. Resonate Global Dispatch also incorporates features that allow a user to access an alternative POP when a particular resource, including an entire site, is unavailable due to failure or routine maintenance. Resonate Global Dispatch automatically monitors POPs for failures and only routes requests to available, healthy resources.

     Resonate Global Dispatch takes advantage of our distributed software approach by distributing software on server systems to check the health and status of the Internet POPs to determine which one should be selected to receive incoming requests. With this distributed software approach, Resonate Global Dispatch and Resonate Central Dispatch can exchange information about server performance and availability at each location which can improve end-to-end traffic flow and response time.


CUSTOMERS

     We have over 550 customers worldwide. We believe that Resonate has established itself as a technology leader through a variety of industry firsts, including patented traffic management technologies, and as a provider of a range of solution capabilities for active service level management.

     Our customers include large financial institutions, pharmaceutical companies, transportation and logistics organizations and universities with application infrastructures that vary in complexity and sophistication, ranging from two or three individual web servers located in a single location up to several hundred server systems geographically distributed across multiple locations.

     In 2000, one individual customer, Charles Schwab & Co., accounted for 15% of our total revenue. In 2001 and 1999, no individual customer accounted for 10% or more of our total revenue.


SALES AND MARKETING

     DIRECT SALES

     We promote and sell the majority of our products and services through our direct sales organization to corporate enterprises. As of December 31, 2001, we had 70 people in our sales and marketing organization. We plan to maintain the number of our direct sales personnel at or near our current levels.

     When an enterprise chooses to deploy our products, it is typically necessary to add additional software product licenses as their computing environment grows to accommodate new users. Within these environments, our products allow our customers to deliver more reliable services and more easily scale their environment as necessary as their customer base grows. In addition, the management and control capabilities of our products simplify the administration of their multi-server environment.

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

     These indirect sales channels are aimed at increasing geographic sales coverage and addressing potential customers that would otherwise be beyond the reach of our direct sales organization. We intend to expand our indirect sales relationships to include third party consulting firms and software companies. Our indirect sales channels enable us to effectively leverage our direct sales channels to accelerate revenue growth and to pursue our strategic objective of making our solution the de facto active service level management platform worldwide.


RESEARCH AND DEVELOPMENT

     We have made substantial investments to design and develop our active service level management platform over the past several years. We have assembled a team of highly experienced engineers, software developers, system architects and test engineers to design, implement and test our platform. As part of this development we have 4 patents pending and 2 patents issued.

     The majority of our research and development activity has been directed towards feature enhancement and the development of new functionality to our products and solutions. Our research and development expenditures, excluding stock-based compensation of $549,000 in 2001, $3.5 million in 2000 and $1.2 million in 1999, were approximately $13.9 million in 2001, $12.8 million in 2000 and $6.8 million in 1999. Although we intend to continue to leverage the research and development investments we have made to date, we also plan to evaluate third party suppliers for complementary technologies that might be integrated into our product offerings. We expect to continue to develop new products and product enhancements with the investments we have made to date in the research and development infrastructure while monitoring our spending closely.

     The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The introduction of features and functionality, incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our future success depends in part on legal protection of our technology. To protect our technology, among others, we rely on a combination of the following:

 - patent laws
 - copyright laws
 - trademark laws
 - trade secret laws
 - employee and third-party nondisclosure agreements
 - confidentiality procedures

     We currently have 4 patents pending and 2 patents issued on our technology in the United States and internationally. We also have applied for trademarks in the United States and internationally. Our end-user licenses are designed to prohibit unauthorized use, copying and disclosure of our software and technology.


COMPETITION

     Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Although our Resonate Commander Solutions has features and capabilities that no individual competitor offers, principal competitors are the systems and network management product providers including Tivoli Systems, BMC Software, Mercury Interactive, Micromuse, Precise Software, and others. As these providers enhance their products and solutions to target the needs and requirements of Internet deployed applications, potential customers may choose their products over ours. Principal competitors for our Resonate Central Dispatch and Resonate Global Dispatch products include Cisco Systems, F5 Networks, Foundry Networks, Nortel Networks and other server load balancing and traffic management product suppliers. We expect to continue to face additional competition as new participants enter the service level management market. In addition, companies with greater resources and more established brand recognition and sales channels may form alliances or acquire competing traffic management solutions and emerge as significant competitors. Potential competitors have bundled their products or incorporated a load balancing or traffic management capability into their existing products in a manner that discourages users from purchasing our products.

EMPLOYEES

     As of December 31, 2001, we had a total of 188 employees. Of those employees, 75 were in engineering, 70 were in sales and marketing, 14 were in service and support and 29 were in operations and administration. None of our employees is subject to a collective bargaining agreement. We believe our employee relations are in good standing.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Sunnyvale, California under a lease that expires in November 2003. We occupy approximately 53,600 square feet in this facility. We also lease space in Woodland Hills, California; Englewood, Colorado; Schaumburg, Illinois; White Plains, New York; McLean, Virginia; London, England; Paris, France; and Uppsala, Sweden for our sales and related personnel. We believe that our existing facilities are adequate for our requirements through at least 2002 and that additional space can be obtained on commercially reasonable terms to meet future requirements.


ITEM 3. LEGAL PROCEEDINGS

     On September 12, 2000, we filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California for permanent injunctive relief and damages. We believe Alteon infringes United States Letters Patent No. 5,774,660, entitled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to us on June 30, 1998. Alteon served its answer to our complaint in October 2000, in which Alteon denied our allegations and counterclaimed that our patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. In November 2001, the Court issued a claim construction ruling that we believe prevents us from prevailing in the case. In December 2001, we entered into a stipulated judgment of non-infringement and, in January 2002, filed a notice of appeal. The appeal is currently pending.

     In December 2001, one of our stockholders filed an action against us and the investment bankers who took part in our initial public offering. This lawsuit is one of hundreds filed in 2001 alleging that investment bankers entered into "tie-in" arrangements or required excessive commissions in connection with initial public offerings of stock whose stock prices increased dramatically above the offering price in the first few days after the offering and later dropped below the offering price. This lawsuit alleges that these activities were not disclosed in a prospectus, and therefore constitute material omissions in violation of the federal securities laws.

     We are also involved in disputes in the ordinary course of business. We do not believe that the outcome of any of these disputes will have a material effect on our business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $0.0001 per share, is traded on the Nasdaq National Market under the symbol RSNT. We completed our initial public offering on August 2, 2000 and trading commenced on August 3, 2000. The following table sets forth the high and low closing sales prices of our common stock since our initial public offering.

       Fiscal 2000                            High                Low
       ---------------                      ---------          --------
       Third Quarter*                        $44.25              $29.88
       Fourth Quarter                         47.50                9.50

       Fiscal 2001                            High                Low
       ---------------                      ---------          --------
       First Quarter                         $11.25               $2.53
       Second Quarter                          4.15                2.19
       Third Quarter                           4.99                3.05
       Fourth Quarter                          3.25                2.03

       ----------
       *Commencing August 3, 2000

     The closing price of our common stock as reported on the Nasdaq National Market on March 20, 2002 was $2.80. As of February 28, 2002, there were approximately 300 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

     We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain any earnings for use in our business.

     In November 2001, our Board of Directors authorized a stock repurchase program. The program allows the Company to purchase up to $4 million of its common stock in the open market from time to time. As of December 31, 2001, we purchased 700,000 shares at a weighted average purchase price of $2.25 per share.

     Of the proceeds from our initial public offering in August 2000, we used $1.6 million for repurchase of our common stock and $4.1 million for working capital purposes. We expect to use the remaining proceeds to develop products and support activities, continue to develop our selling and marketing infrastructure and for working capital purposes. We may also use a portion of the remaining proceeds from the offering to acquire or invest in businesses, technologies or products that are complementary to our business. We intend to continue to invest proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other information contained in this Annual Report on Form 10-K.

     The statement of operations data set forth below for each of the years in the five-year period ended December 31, 2001 and the balance sheet data as of December 31, 2001 are derived from, and qualified by reference to, our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                      Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                   2001          2000           1999          1998             1997
                                                 ---------    ----------    ---------        -------       --------
                                                                (in thousands, except per share amounts)
Statement of Operations Data:
Total revenue.................................. $   14,196    $   19,994     $   9,914      $  2,695      $     445
Cost of revenue (1).............................     4,051         6,453         1,410           323             84
                                                ----------    ----------      --------       -------       --------
Gross profit....................................    10,145        13,541         8,504         2,372            361
Operating expenses (2)..........................    42,667        59,075        27,263        10,177          4,194
                                                ----------    ----------      --------       -------       --------
Loss from operations............................   (32,522)      (45,534)      (18,759)       (7,805)        (3,833)
                                                ----------    ----------      --------       -------       --------
Net loss .......................................   (28,928)      (43,115)      (18,865)       (7,671)        (3,711)
Beneficial conversion of Series F preferred stock       --         6,750            --            --             --
                                                 ---------    ----------      --------       -------       --------

Net loss attributable to common stockholders... $  (28,928)   $  (49,865)    $ (18,865)     $ (7,671)     $  (3,711)
                                                ==========    ==========     =========      ========      =========

Net loss per share attributable to common
     stockholders (basic and diluted)..........$    (1.07)    $   (3.41)      $ (4.18)       $(1.90)      $   (1.20)
                                               ===========    ==========      ========       =======      =========
Weighted average shares used in computation
     of net loss per share attributable to common
     stockholders (basic and diluted)...........    27,131        14,609         4,513         4,048          3,083
                                                ==========    ==========      ========       =======       ========

Balance Sheet Data:
Cash, cash equivalents and investments......... $   82,347    $  109,034     $  11,999      $  4,322      $   2,343
Working capital (3).............................    74,868       102,749         7,674         4,153          1,777
Total assets....................................    89,835       121,943        18,386         7,652          3,088
Long term debt, net of current portion..........       833         2,889         3,346           521            235
Mandatorily redeemable convertible
     preferred stock............................        --            --        28,401        15,122          5,206
Total stockholders' equity (deficit)............    77,827       105,167       (21,757)      (10,006)        (3,130)

------------------------
(1) Includes stock-based compensation of $534; $1,610; $306; $4 and $0, respectively
(2) Includes stock-based compensation of $284; $12,927; $5,482;
    $874 and $0, respectively
(3) Working capital is defined as current assets less current liabilities

----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These forward-looking statements are typically denoted in this report by the phrases "anticipates," "believes," "expects," "plans," and similar phrases. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences are discussed in this item under the heading "Risk Factors" on page 20 of this report and the risks discussed in our other Securities and Exchange Commission filings.

     The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We develop and market software solutions for enterprises that wish to guarantee the end-user response time and service levels of business-critical applications while cutting operating costs. Resonate Commander Solutions significantly reduces problem resolution time while simultaneously ensures transaction completion by routing end-users around problems.

     Resonate was founded in July 1995 and began substantive operations in April 1996. From April 1996 through the first quarter of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product, Resonate Central Dispatch, and first generated revenue from software license fees and implementation and consulting fees, in the first quarter of 1997. We released our Resonate Global Dispatch software product in the first quarter of 1998 and our Commander software product in the third quarter of 1999. In the fourth quarter of 2001, we released our Resonate Commander Solutions. Our total headcount increased from 42 at December 31, 1997 to 188 at December 31, 2001.

     We market and sell our software products through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value-added resellers, and system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. We derived revenue of $1.1 million from these reseller arrangements in 2001.

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION. We derive revenue from licenses of our software and delivery of related services, which include maintenance fees and professional services. Revenue is recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery has occurred. We generally recognize revenue under the residual method as prescribed by AICPA's Statement of Position No. 97-2 "Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP No. 97-2 with Respect to Certain Transactions" whereby revenue is allocated to each undelivered element based upon the fair value of each element when sold separately and the residual amount is then allocated to the delivered element. The fair value of maintenance service is determined by the renewal rate stated in the license agreement or, if not stated, the renewal rates generally charged to customers on similar transactions.

     Product revenue from existing reseller arrangements is recognized when reported by the reseller upon re-licensing of our software to end-users. Our agreements with our customers and resellers do not contain product return rights.

     For arrangements with extended payment terms (i.e., greater than 60 days), revenue is recognized at the earlier of when the payment becomes due and payable or when the cash is received.

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Prepaid amounts are recorded as deferred revenue and are recognized as revenue over the term of the arrangement. Revenue recognized under such arrangements for the years ended December 31, 2001, 2000 and 1999 was not significant.

     Fees from maintenance agreements, which include services such as technical product support and unspecified product upgrades, are recognized ratably over the term of the agreement, generally one year. Professional services primarily consist of software installation and integration, consulting and training. Professional services revenue is recognized as such services are performed.

     ESTIMATING VALUATION ALLOWANCES. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

     Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms, if any, when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance at December 31, 2001 was $2.7 million, net of allowance for doubtful accounts of $400,000.

     Similarly, our management must assess the likelihood that our deferred tax assets will be recovered from future taxable income; and to the extent we believe that recovery is not likely, we have established valuation allowances against the deferred taxes. We have provided a full valuation allowance of $33.2 million as of December 31, 2001, for our deferred tax assets since the realization of these future benefits cannot be sufficiently assured.

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                                   Year Ended December 31,
                                               -------------------------------------
                                                  2001         2000           1999
                                                 ---------    ---------    ---------
Revenue:
   Product                                           53.4%         74.4%        80.7%
   Services                                          46.6          25.6         19.3
                                                 --------     ---------    ---------
       Total revenue                                100.0         100.0        100.0
                                                 --------     ---------    ---------
Cost of revenue:
   Product                                            1.6           1.6          0.6
   Services                                          26.9          30.7         13.6
                                                 --------     ---------    ---------
       Total cost of revenue                         28.5          32.3         14.2
                                                 --------     ---------    ---------
Gross profit                                         71.5          67.7         85.8
                                                 --------     ---------    ---------
Operating expenses:
   Research and development                         102.1          81.3         80.5
   Sales and marketing                              139.6         161.7        136.3
   General and administrative                        58.8          52.4         58.2
                                                 --------     ---------    ---------

       Total operating expenses                     300.5         295.4        275.0
                                                 --------     ---------    ---------
Loss from operations                               (229.0)       (227.7)      (189.2)
Interest and other income                            30.5          16.7          5.1
Interest and other expense                           (5.2)         (4.6)        (6.2)
                                                 ---------      --------   ----------
Net loss                                           (203.7)%      (215.6)%     (190.3)%
                                                 =========    ==========   ==========


REVENUE

     Our total revenue was $14.2 million in 2001, $20.0 million in 2000 and $9.9 million in 1999, and was comprised of sales of software products and related services fees from implementation, consulting, training and support.

     The decrease in our revenue from 2000 to 2001was primarily due to a general slowdown in the domestic economy beginning in the second half of 2000 and continuing into the full year 2001, resulting in delays or cancellations in anticipated sales to new and existing customers. The decrease in our revenue from 2000 to 2001 was also attributed in part to our transition from selling primarily traffic management products to selling solutions more focused on active service level management. The increase in our revenue from 1999 to 2000 was primarily due to increasing market acceptance of the need for service level management solutions, establishment of additional indirect sales partners, including server system vendors, value-added resellers/system integrators and independent software vendors from 1998 to 2000, increased investment in our sales and marketing organizations and the introduction of our Resonate Global Dispatch product in 1998 and Commander in 1999.

     Product revenue was $7.6 million in 2001, $14.9 million in 2000 and $8.0 million in 1999. Services revenue was $6.6 million in 2001, $5.1 million in 2000 and $1.9 million in 1999. During 2001, our revenue mix changed from prior periods as a result of generating higher revenues from renewals of our maintenance contracts compared to sales of our products to new and existing customers. We believe our revenue mix will consists of approximately 55-60% product revenue and 40-45% service revenue for the first quarter ended March 31, 2002.

     In 2000, one individual customer, Charles Schwab & Co., accounted for 15% of our total revenue. In 2001 and 1999, no individual customer accounted for 10% or more of our total revenue.

COST OF REVENUE

     Cost of revenue was $3.5 million in 2001, $4.8 million in 2000 and $1.1 million in 1999, excluding stock-based compensation of $534,000 in 2001, $1.6 million in 2000 and $306,000 in 1999. The decrease in our cost of revenue from 2000 to 2001 was primarily due to our cost of services revenue which decreased from $4.5 million in 2000 to $3.3 million in 2001, excluding stock-based compensation. The decrease in our cost of services revenue was attributable to the headcount reduction in our professional services organization from 26 employees at December 31, 2000 to 14 employees at December 31, 2001. The increase in our cost of revenue from 1999 to 2000 was also primarily due to our cost of services revenue which increased from $1.0 million in 1999 to $4.5 million in 2000, excluding stock-based compensation. The increase in our cost of services revenue was attributable to an increase in professional services headcount from 14 employees at December 31, 1999 to 26 employees at December 31, 2000. We believe that our cost of revenue, excluding stock-based compensation charges, will be 25-30% of total revenue for the quarter ended March 31, 2002, as we expect our existing professional services organization to continue to support new and existing customers. We expect cost of services revenue as a percentage of services revenue to vary from period to period depending on the mix of services we provide and the overall utilization rates of professional services staff.

     Our gross profit was $10.1 million in 2001, $13.5 million in 2000 and $8.5 million in 1999. Our gross profit from product was $7.4 million in 2001, $14.5 million in 2000 and $7.9 million in 1999. Our gross profit (loss) from services was $2.8 million in 2001, $(1.0) million in 2000 and $562,000 in 1999. Our negative gross margin from services in 2000 was primarily attributed to stock-based compensation which increased from $306,000 in 1999 to $1.6 million in 2000.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

     Research and development expenses were $13.9 million in 2001, $12.8 million in 2000 and $6.8 million in 1999, excluding stock-based compensation charges of $549,000 in 2001, $3.5 million in 2000 and $1.2 million in 1999. The increase in research and development expenses from 2000 to 2001 relates primarily to increases in salaries and related benefits for our engineers and technical support staff. Substantially all of the increases in research and development expenses from 1999 to 2000 were related to an increase in the number of software engineers and other technical staff supporting the quality assurance, development and testing of new products. Headcount for research and development increased from 56 employees at December 31, 1999 to 76 employees at December 31, 2000. We believe that research and development expenses, in absolute dollars, excluding stock-based compensation charges, will remain consistent in the quarter ended March 31, 2002 to the levels of the fourth quarter of 2001 of $3.5 million. We expect to continue to develop new products and product enhancements with the investments we have made to date in the research and development infrastructure while monitoring our spending closely. Research and development expenses as a percentage of total revenue may fluctuate from period-to-period.

SALES AND MARKETING

     Sales and marketing expenses were $20.2 million in 2001, $27.2 million in 2000 and $11.3 million in 1999, excluding stock-based compensation charges of ($396,000) in 2001, $5.1 million in 2000 and $2.2 million in 1999. The decrease in sales and marketing expenses from 2000 to 2001 resulted primarily from a reduction in sales and marketing headcount from 107 employees at December 31, 2000 to 70 at December 31, 2001. The decrease in sales and marketing expenses from 2000 to 2001 is also attributable to more targeted marketing activities than in prior periods which are less expensive, a decrease in third-party recruitment fees and a decrease in sales commissions as our total revenue declined in 2001 compared to 2000. The increase in sales and marketing expenses from 1999 to 2000 resulted primarily from building a direct sales force and investing in sales and marketing infrastructure. From 1999 to 2000, our sales and marketing headcount increased from 67 employees at December 31, 1999 to 107 at December 31, 2000. We believe that sales and marketing expenses, in absolute dollars, excluding stock-based compensation charges, will increase in the quarter ended March 31, 2002 from the levels of the fourth quarter of 2001 of $4.1 million. We expect to continue to focus our sales and marketing efforts on increasing market penetration while monitoring our sales and marketing expenses closely. Sales and marketing expenses may fluctuate as a percentage of total revenue from period-to-period.

 GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $8.2 million in 2001, $6.2 million in 2000 and $3.6 million in 1999, excluding stock-based compensation of $131,000 in 2001, $4.3 million in 2000 and $2.1 million in 1999. The increase in general and administrative expenses from 2000 to 2001 is primarily attributable to costs relating to legal expenses in connection with our patent infringement action against Alteon Web Systems, Inc., executive transition costs during the first six months of 2001 and additional public company administrative expenses such as increased directors' and officers' insurance costs and filing fees. Substantially all of the increases in general and administrative expenses from 1999 to 2000 resulted from the addition of executive, finance and administrative personnel to support the growth of our business. Our general and administrative headcount increased from 24 employees at December 31, 1999, to 36 employees at December 31, 2000. We believe that general and administrative expenses, in absolute dollars, excluding stock-based compensation charges, will decrease in the quarter ended March 31, 2002 from the levels of the fourth quarter of 2001 of $1.9 million. General and administrative expenses may fluctuate as a percentage of total revenue from period-to-period.

 STOCK-BASED COMPENSATION

     Stock-based compensation consists of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. We recorded aggregate deferred compensation of $9.8 million in 2000 and $21.6 million in 1999, related to stock transactions with employees. In 2001, we did not record additional deferred compensation as all stock options were granted to employees at fair market value. Of the deferred compensation, $818,000 was amortized in 2001, $14.5 million was amortized in 2000 and $5.8 million was amortized in 1999, net of cancellations for terminated employees. The remaining deferred compensation of $2.9 million is expected to be amortized as follows:
$2.1 million in 2002, $754,000 in 2003 and $11,000 in 2004. See Note 6 of Notes
to Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

     In June 2001, Resonate's Board of Directors approved a stock option exchange program. Under the program, all eligible employees based in the United States, excluding executive officers and outside directors, were given the opportunity to return one or more stock options previously granted to them in exchange for a promise to receive one or more new stock options to be granted at least six months and one day from the date the old options were cancelled, provided the individual is still employed or providing service on such date. The participation deadline for this program was July 27, 2001. The number of shares subject to the new options were equal to the number of shares subject to the old options adjusted for terminations, and the exercise price of the new options was $3.20 per share which represented the fair market value of our common stock on January 31, 2002, the date the new options were granted. The new options have the same vesting start date as the old options and were immediately exercisable as to vested shares when granted. In total, 611,548 stock options were returned to us and cancelled as a result of this program. On January 31, 2002, 516,548 stock options were issued under the stock option exchange program. We did not incur any non-cash compensation costs relating to the stock option exchange program.

INTEREST AND OTHER INCOME

     We had interest and other income of $4.3 million in 2001, $3.3 million in 2000 and $506,000 in 1999. The increase in interest and other income from 2000 to 2001 resulted from interest earned from higher average cash and investments balances as a result of our initial public offering in August 2000. The increase in interest and other income from 1999 to 2000 resulted from interest earned from higher average cash and investments balances as a result of sales of our preferred stock in 1999 and 2000, as well as proceeds from our initial public offering in August 2000.

INTEREST AND OTHER EXPENSES

     We had interest and other expenses of $733,000 in 2001, $926,000 in 2000 and $612,000 in 1999. The decrease in interest and other expenses from 2000 to 2001 resulted primarily from the decline in the interest rates on our outstanding debt and capital lease obligations tied to the prime rate. The prime rate declined from 8.5% at December 31, 2000, to 4.75% at December 31, 2001. The increase in interest and other expenses from 1999 to 2000 resulted primarily from the interest paid on higher debt and capital lease obligation balances in 2000, including working lines of credit.

PROVISION FOR INCOME TAXES

     As of December 31, 2001, we had approximately $72.1 million of federal and $19.8 million of state net operating loss carryforwards available to reduce future taxable income. As of December 31, 2000, we had approximately $51.6 million of federal and $22.3 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2010 and 2003 for federal and state tax purposes, respectively.

     We also have research and development tax credit carryforwards of approximately $1.5 million and $1.6 million for federal and state purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2010. The California state credit can be carried forward indefinitely.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, utilization of the carryforwards could be restricted.

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

LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations through December 31, 2001 primarily through our private placements and public offering of equity securities and, to a lesser extent through revenue generated from the licensing of our products and services, issuance of subordinated debt and lines of credit. As of December 31, 2001, our principal sources of liquidity included $82.3 million of cash, cash equivalents and investments.

     Effective August 2, 2000, we issued 4,600,000 shares of our common stock at an initial public offering price of $21.00 per share. The proceeds from the offering, net of offering costs were approximately $88.0 million. Concurrent with the closing of our initial public offering, each outstanding share of our convertible preferred stock was automatically converted into common stock. In connection with the issuance of the Series F Preferred Stock, we recorded a charge to additional paid-in capital of $6.8 million representing the fair value of the beneficial conversion feature of the Series F Preferred Stock.

     Cash used in operating activities during 2001 was $22.0 million and was attributable to a net loss of $28.0 million before stock-based compensation charges of $818,000 and charges for stock issued for services of $107,000. Cash provided by operating activities resulted from decreases in accounts receivable of $3.1 million, decreases in prepaid expenses and other current assets of $431,000, increases in accounts payable of $539,000, depreciation and amortization of $2.6 million and provision for doubtful accounts of $396,000. Cash provided by operating activities was partially offset by decreases in deferred revenue of $1.1 million and accrued liabilities of $293,000. The decrease in accounts receivable primarily resulted from delays in anticipated sales to new and existing customers during 2001 and increased collection efforts on outstanding receivables.

     Net cash used in operating activities during 2000 was $24.7 million and was attributable to a net loss of $27.8 million before stock-based compensation charges of $14.5 million and charges for stock issued for services of $746,000. In 2000, we generated cash from an increase in accounts payable of $149,000 and accrued liabilities of $2.2 million. We also generated cash from an increase of $2.1 million in our deferred revenue balance resulting from increased sales of maintenance which are generally recognized over a one year period, and other products and services to be delivered in the future. These increases were partially offset by increase in accounts receivable of $2.9 million as a result of an increased demand for our products and services and an increase in prepaid expenses and other assets of $1.1 million as a result of increased deposit payments for facilities and prepayments for insurance and maintenance.

     In 1999, net cash used in operating activities was $9.4 million and was attributable to a net loss of $12.4 million before stock-based compensation charges of $5.8 million and charges for stock issued for services of $646,000. In 1999, we generated cash from an increase in accounts payable of $697,000 and accrued liabilities of $1.0 million. We also generated cash from an increase of $2.6 million in our deferred revenue balance resulting from increased sales of maintenance which are generally recognized over a one year period, and other products and services to be delivered in future periods. These increases in cash in 1999 were partially offset by an increase in accounts receivable of $2.2 million as a result of an increased demand for our products and services.

     Net cash used in investing activities totaled $19.7 million in 2001, $30.1 million in 2000 and $7.0 million in 1999. Purchases of short-term investments of approximately $99.0 million in 2001, $41.0 million in 2000 and $7.0 million in 1999 were offset by maturities of short-term investments of $80.2 million in 2001 and $15.0 million in 2000. Capital expenditures, including those under capital leases, were $843,000 in 2001, $5.1 million in 2000 and $1.7 million in 1999. Our capital expenditures consist primarily of purchases of computer equipment and software, furniture and fixtures and leasehold improvements.

     Net cash used in financing activities totaled $4.0 million in 2001. Net cash provided by financing activities was $125.8 million in 2000 and $17.1 million in 1999. Net cash used in financing activities in 2001 resulted primarily from payments for debt and lease obligations of $4.0 million, repurchases of our common stock of $1.7 million, offset by proceeds from the exercise of stock options and stock issued under the employee stock purchase plan of $1.7 million. The increase in net cash provided by financing activities from 1999 to 2000 resulted primarily from the net proceeds from the sale of our equity securities and borrowings.

     We have two subordinated debt facilities with a lending institution under which we were originally entitled to borrow up to $3.5 million and $1.5 million. At December 31, 2001, $343,000 was outstanding under the $3.5 million facility, expiring in March 2002, and $242,000 was outstanding under the $1.5 million facility, expiring in June 2002. Interest on the subordinated debt facilities is fixed between 12.0% and 12.5%. The subordinated debt facilities are collateralized by our assets and are subject to certain financial covenants.

     We also maintain an equipment line of credit and a working capital line of credit with a commercial bank. The equipment line of credit, expiring in June 2002, permits us to borrow up to $3 million at the bank's prime rate plus 0.5%, resulting in a rate of 5.25% at December 31, 2001. At December 31, 2001, $1.8 million was outstanding under the equipment line of credit. As of December 31, 2001, our obligations under our equipment line of credit are $1.0 million in 2002 and $833,000 in 2003. The equipment line of credit is collateralized by our assets and is subject to nonfinancial covenants. As of December 31, 2001, we did not have any outstanding obligations under the working capital line of credit.

     As of December 31, 2001, our additional commitments consisted of obligations under our operating and capital leases. Future lease commitments for our office facilities and equipment are $2.5 million in 2002 and $1.8 million in 2003.

     We believe that our current cash balances and cash flow from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 141, or SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, Business Combinations, and SFAS No. 28, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for as purchase business combinations initiated after June 30, 2001. To date, we have not entered into any business combinations, and as such, SFAS No. 141 does not have an impact on our financial statements.

     In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. We do not carry any goodwill and other intangible assets; accordingly, SFAS No. 142 does not currently have an impact on our financial statements.


     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and also amends ARB No. 51, Consolidated Financial Statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.



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

     Our software products, solutions and services are designed for customers that use the Internet and Internet-based technologies to conduct business. Many companies that may require our solution have experienced a slowdown that began in the second quarter of 2000 and continued through 2001 and are re-evaluating the cost of using the Internet and Internet-based technologies to conduct business. Economic slowdowns may also adversely affect the ability of some of our customers to timely fulfill their payment obligations to us. To the extent we are required to write off more accounts receivable, sales cycles lengthen or customers cancel orders, our results of operations will be harmed.

IF THE MARKET FOR ACTIVE SERVICE LEVEL MANAGEMENT DOES NOT GROW, OUR ABILITY TO SELL OUR PRODUCTS AND SOLUTIONS AND GROW OUR BUSINESS WILL BE HARMED.

     Our future success depends on widespread commercial acceptance of our products and solutions. The market for active service level management solutions is relatively new and rapidly evolving. If we are unable to educate our potential customers, and the market in general, about the advantages of our software-based active service level management solutions over their existing system and network management products, our ability to sell our products and solutions will be severely limited. Rather than utilizing comprehensive active service level management solutions, most corporations manage their applications and services by adding servers and interconnecting a variety of single function management tools. In addition, our competitors offer a wide variety of products that purport to serve the needs addressed by our products and solutions. Our ability to increase revenue in the future depends on the extent to which our potential customers recognize the value of our integrated active service level management solutions. The acceptance of our products and services may also be hindered by:

 - The reluctance of our prospective customers to replace or supplement their current management products, which may be supplied by more established vendors, with our products and solutions

 - The emergence of new technologies or industry standards, which could cause our products and solutions to be less competitive or become obsolete

     In addition, because the market for active service level management solutions is still in an early stage of development, we cannot accurately assess the size of the market, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products and solutions that could address those needs and establishing a distribution strategy for these products and solutions.

IF OUR RESONATE COMMANDER SOLUTIONS, RESONATE CENTRAL DISPATCH AND RESONATE GLOBAL DISPATCH OR OTHER NEW PRODUCTS AND SOLUTIONS, PRODUCT ENHANCEMENTS OR SERVICES FAIL TO ACHIEVE CUSTOMER ACCEPTANCE, OUR GROWTH AND REVENUE WILL BE LIMITED.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND MAY BE SUBJECT TO SEASONALITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. Factors that could cause our operating results to fluctuate include:

 - General economic conditions specific to the active service level management industry or generally relating to information technology spending

 - Changes in the mix of products, solutions and services we sell

 - The timing of the development and release of enhanced versions of Resonate Commander Solutions, Command Modules, Resonate Central Dispatch and Resonate Global Dispatch, as well as future product enhancements and new products

 - Deferrals of customer orders in anticipation of product enhancements or new products and solutions

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

 - Acceptance of our Resonate Commander Solutions

 - The mix of channels through which we sell our products and solutions

 - The timing and amount of orders from companies who sell our products and solutions through our indirect distribution channel

 - The size and timing of large transactions may yield revenue fluctuations that are inconsistent with prior or subsequent periods

 - Deferrals or cancellations of orders resulting from uncertain domestic and international political, economic and social environments

     Because of these and possibly other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. Our operating results were below analysts' expectations in the fourth quarter of 2000 and the first quarter of 2001. Our operating results will likely also be below the expectations of public market analysts and investors in some future quarter or quarters. If this occurs, the price of our common stock will probably decline.

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

     We expect to experience seasonality in the sales of our software products and solutions. For example, we expect that sales may decline during summer months, particularly in Europe, thereby adversely affecting sales during our third quarter. We also anticipate that sales may be lower in our first calendar quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business because the recent general economic slowdown may have largely overshadowed the seasonality impact experienced in prior periods.

OUR ABILITY TO GROW OUR BUSINESS DEPENDS UPON INCREASED DEMAND FOR OUR PRODUCTS AND SOLUTIONS FROM CORPORATE ENTERPRISES AND THE EXTENT TO WHICH OUR PRODUCTS AND SOLUTIONS CAN ACCOMMODATE THE NEEDS OF CORPORATE ENTERPRISES.

     We cannot assure you that corporate enterprises, which typically operate in complicated information technology environments, will widely adopt active service level management solutions to facilitate their system management needs. Our ability to grow our business will depend upon the extent to which corporate enterprises adopt active service level management solutions. Moreover, if corporate enterprises require significantly different product features from active service level management solutions, whether as a result of choosing to outsource some or all of their applications to application service providers or otherwise, we will be required to enhance or modify our products and solutions in this manner. As a result, we could incur delays in introducing enhanced or modified versions of our products and solutions, delays in capturing enterprise customers and significant expenses. Any of these alternatives will limit our ability to grow our business and could result in higher net losses.

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

     Customers frequently begin by evaluating our products and solutions on a limited basis before deciding to purchase them. Generally, customers consider a wide range of issues before committing to purchase our products and solutions, including benefits, ability to interoperate with their networking equipment and product reliability. While potential customers are evaluating a purchase of our products and solutions, we may incur substantial sales and marketing expenses and expend significant management effort. The result of making these expenditures with no corresponding revenue in any given quarter could further exacerbate quarterly fluctuations in our financial performance and our stock price volatility.

WE DERIVE SUBSTANTIALLY ALL OF OUR REVENUE THROUGH THE SALE OF UPFRONT LICENSES OF OUR SOFTWARE PRODUCTS AND SOLUTIONS, AND ALTERNATIVE BUSINESS MODELS EMPLOYED BY OUR COMPETITORS COULD ERODE OUR PRODUCT PRICING.

     If alternative methods of delivering the capabilities of our software products and solutions are developed by our competitors, they may substantially erode the price which we can charge for our products and solutions. These alternative methods may include bundling these capabilities through a subscription model, among other possible methods.

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

     Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Although our Resonate Commander Solutions has features and capabilities that no individual competitor offers, principal competitors are the systems and network management product providers including Tivoli Systems, BMC Software, Mercury Interactive, Micromuse, Precise Software and others. As these providers enhance their products and solutions to target the needs and requirements of Internet deployed applications, potential customers may choose their products over ours. In addition, many of our competitors in the systems and network management market are larger companies with greater financial and technical resources and more established brand recognition. We may lose potential customers to our competitors if customers prefer to make significant infrastructure purchases with larger vendors rather than a smaller company like ours.

     Our principal competitors for our Resonate Central Dispatch and Resonate Global Dispatch products include Cisco Systems, F5 Networks, Foundry Networks, Nortel Networks and other server load balancing and traffic management product suppliers. We expect to continue to face additional competition as new participants enter the service level management market. In addition, companies with greater resources and more established brand recognition and sales channels may form alliances or acquire competing traffic management solutions and emerge as significant competitors.

     Potential competitors have bundled their products and incorporated a load balancing or traffic management capability into their existing products in a manner that discourages users from purchasing our products. Our competitors have also significantly reduced their prices and have forced us to match their price reductions in order to remain competitive in some cases. Further price reductions could significantly lower our revenue and increase our operating losses.

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

     Outside of North America, we have only limited experience in marketing, selling and supporting our products and solutions internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 9% of our revenue for the year ended December 31, 2001.

     In order to increase our international sales, we intend to expand the number of relationships with third parties who sell our products and solutions internationally and have our international sales force target customers directly as well. We have incurred higher personnel costs establishing international offices and hiring international sales staff. Our investment in expanding our international sales efforts may not result in an increase in our revenue. We may not be able to achieve positive operating margins for international sales in the near future due to the higher costs of these sales.

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

OUR SALES OF RESONATE CENTRAL DISPATCH GENERATED APPROXIMATELY 54% OF OUR PRODUCT REVENUE IN 2001, AND A DECLINE IN OUR SALES, IN ABSOLUTE DOLLARS, OF RESONATE CENTRAL DISPATCH COULD MATERIALLY HARM OUR RESULTS OF OPERATIONS.

     During 2001, we derived approximately 54% of our product revenue from sales of our Resonate Central Dispatch product, and we expect to derive a significant portion of our revenue from sales of Resonate Central Dispatch for at least the next twelve months. Our ability to sell Resonate Central Dispatch depends upon its ability to solve critical network performance and availability problems of our customers. If Resonate Central Dispatch is unable to solve these problems for our customers, our ability to maintain our existing customer base and to obtain new customers for Resonate Central Dispatch will be adversely impacted, which would result in a substantial loss of revenue or an inability to grow our revenue.

     In addition, traffic management products like our Resonate Central Dispatch are becoming commoditized. Prices have declined and potential competitors have bundled their products and incorporated a load balancing or traffic management capability into their existing products in a manner that discourages users from purchasing traffic management products separately. Further price reductions could significantly lower our revenue from Resonate Central Dispatch.

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

     In September 2000, we filed a lawsuit for patent infringement against Alteon Websystems, which has since been acquired by Nortel Networks. This action has required us to expend significant financial resources to protect our intellectual property, and has consumed valuable management time. We will continue to expend financial resources as the case proceeds. The case is currently on appeal.

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

     The products we currently offer operate on Solaris, Windows NT, Windows 2000, AIX and Linux operating systems, and features of our products are dependent upon the network standards used by a customer. If new operating systems are developed or new network standards emerge, our failure to modify our products in a timely or cost effective manner could limit our potential customer base, which would adversely affect our ability to increase our revenue. Furthermore, we will need to modify our products or develop new versions of our products as new versions of operating systems are developed. Similarly, if we decide to discontinue support of a given standard, those customers or potential customers who utilize that standard may be unable or unwilling to buy our solutions. If we fail to continue to develop new products to respond to changes in computer networks and operating systems, or if we discontinue support of an operating system, our ability to grow our business will suffer.

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

     Our products are integrated with our customers' networks and software applications. The sale and support of our products may entail the risk of product liability or warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all the liability that may be imposed under these types of claims. A material product liability claim may seriously harm our results of operations.

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

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS BECAUSE WE DO NOT HAVE A SEPARATE GEOGRAPHICALLY LOCATED BACKUP SYSTEM.

     All of our primary computer systems are located in our principal headquarters in Sunnyvale, California. Sunnyvale exists on or near a known earthquake fault zone. Although our facility which hosts our computer systems is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, acts of terrorism and similar events. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS AND THEIR AFFILIATES ARE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of February 28, 2002, our executive officers, directors and 5% stockholders and their affiliates beneficially own, in the aggregate, approximately 39.6% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

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

     In December 2001, one of our stockholders filed an action against us and the investment bankers who took part in our initial public offering. This lawsuit is one of hundreds filed in 2001 alleging that investment bankers entered into "tie-in" arrangements or required excessive commissions in connection with initial public offerings of stock whose stock prices increased dramatically above the offering price in the first few days after the offering and later dropped below the offering price. This lawsuit alleges that these activities were not disclosed in a prospectus, and therefore constitute material omissions in violation of the federal securities laws.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

     The net proceeds from our initial public offering, which closed in August 2000, were not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which our stockholders may not agree. Of the proceeds from our initial public offering in August 2000, we used $1.6 million for the repurchase of 700,000 shares of our common stock and $4.1 million for working capital purposes.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove members of our board of directors or act by written consent without a meeting. In addition, our directors have staggered terms, which makes it difficult to remove all of our directors at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

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

     We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. We purchase only high-grade investments rated A or above with original maturities of no more than thirteen months. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value. The average original maturity of investments in our portfolio was approximately 256 days and the average remaining maturity of investments in our portfolio was approximately 98 days as of December 31, 2001. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously harm interest earnings of our investment portfolio. Currently, we do not hedge these interest rate exposures.

     As of December 31, 2001, we had total short-term debt outstanding of $1.0 million, which bears interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $5,000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants ........................................................................    32

Consolidated Balance Sheets at December 31, 2001 and 2000 ................................................    33

Consolidated Statements of Operations for each of the three years in the period ended December 31,
2001 .....................................................................................................    34

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended
     December 31, 2001....................................................................................    35

Consolidated Statements of Cash Flows for each of the three years in the period ended
     December 31, 2001 ...................................................................................    36

Notes to the Consolidated Financial Statements ...........................................................    37

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Resonate Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Resonate Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 64 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
San Jose, California
January 18, 2002

                                  RESONATE INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                         December 31,      December 31,
                                                             2001              2000
                                                          -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                             $     30,349     $     76,053
   Short-term investments                                      51,998           32,981
   Accounts receivable, net                                     2,714            6,189
   Prepaid expenses and other current assets                      982            1,413
                                                          -----------      -----------
     Total current assets                                      86,043          116,636

Property and equipment, net                                     3,287            5,089
Other assets                                                      505              218
                                                          -----------      -----------

       Total assets                                      $     89,835     $    121,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Debt, current                                         $      1,585     $      2,793
   Accounts payable                                             1,671            1,132
   Accrued liabilities                                          3,582            3,875
   Deferred revenue                                             3,866            4,996
   Capital lease obligation, current                              471            1,091
                                                          -----------      -----------
     Total current liabilities                                 11,175           13,887

Debt, long-term                                                   833            2,418
Capital lease obligation, long-term                                --              471
                                                          -----------      -----------
       Total liabilities                                       12,008           16,776
                                                          -----------      -----------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Preferred stock; $0.0001 par value; 10,000 shares
       authorized at December 31, 2001 and 2000; no
       shares issued and outstanding at
       December 31, 2001 and 2000                                  --               --
     Common stock; $0.0001 par value; 200,000
       shares authorized at December 31, 2001 and 2000;
       26,963 and 27,402 shares issued and outstanding
       at December 31, 2001 and 2000, respectively                  3                3
     Additional paid-in capital                               184,942          195,120
     Notes receivable from stockholders                          (759)          (1,055)
     Unearned stock-based compensation                         (2,890)         (14,360)
     Accumulated deficit                                     (103,469)         (74,541)
                                                          -----------      -----------
       Total stockholders' equity                              77,827          105,167
                                                          -----------      -----------

       Total liabilities and stockholders' equity        $     89,835     $    121,943
                                                          ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                  RESONATE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2001            2000           1999
                                                                         ---------      ---------       --------
Revenue:
    Product   .......................................................   $    7,581      $  14,867      $   8,004
    Services  .......................................................        6,615          5,127          1,910
                                                                         ---------      ---------       --------
       Total revenue.................................................       14,196         19,994          9,914
                                                                         ---------      ---------       --------
Cost of revenue:
    Product   .......................................................          231            321             62
    Services  (including stock-based compensation of $534; $1,610
          and $306, respectively)....................................        3,820          6,132          1,348
                                                                         ---------      ---------       --------
       Total cost of revenue.........................................        4,051          6,453          1,410
                                                                         ---------      ---------       --------
Gross profit.........................................................       10,145         13,541          8,504
                                                                         ---------      ---------       --------
Operating expenses:
    Research and development (including stock-based compensation
          of $549; $3,509 and $1,169, respectively)..................       14,496         16,273          7,976
    Sales and marketing (including stock-based compensation of
          $(396); $5,145 and $2,177, respectively)...................       19,819         32,333         13,517
    General and administrative (including stock-based compensation
          of $131; $4,273 and $2,136, respectively)..................        8,352         10,469          5,770
                                                                         ---------      ---------       --------
       Total operating expenses......................................       42,667         59,075         27,263
                                                                         ---------      ---------       --------
Loss from operations.................................................      (32,522)       (45,534)       (18,759)
Interest and other income............................................        4,327          3,345            506
Interest and other expenses..........................................         (733)          (926)          (612)
                                                                         ---------      ---------       --------
Net loss  ...........................................................      (28,928)       (43,115)       (18,865)
Beneficial conversion of Series F preferred stock....................           --          6,750             --
                                                                         ---------      ---------       --------
Net loss attributable to common stockholders.........................    $ (28,928)     $ (49,865)     $ (18,865)
                                                                         ==========     ==========      ========

Net loss per share attributable to common stockholders:
    Basic and diluted................................................    $  (1.07)      $  (3.41)      $   (4.18)
                                                                         =========      =========       ========
    Weighted average shares..........................................       27,131         14,609          4,513
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

                                  RESONATE INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                               Convertible                                          Notes        Unearned
                                Preferred         Common Stock     Additional    Receivable       Stock
                             ---------------     ---------------     Paid-in        from          Based       Accumulated
                             Shares   Amount     Shares   Amount     Capital    Stockholders   Compensation     Deficit       Total
                             ------   ------     ------   ------    ---------   ------------   ------------     -------       -----
Balances, December 31, 1998.. 1,815       --      4,723       --     $  5,741             --       $ (3,186)   $(12,561)   $(10,006)
Accretion of mandatorily
     redeemable convertible
     preferred stock..........   --       --         --       --          (38)            --             --          --         (38)
Issuance of common stock
     upon exercise of stock
     options..................   --       --      3,124        1        1,460           (755)            --          --         706
Issuance of Series A
     convertible preferred
     upon exercise of
     warrant..................   12       --         --       --           12             --             --          --          12
Issuance of stock options for
     services to
     non-employees............   --       --         --       --          646             --             --          --         646
Unearned stock-based
     compensation.............   --       --         --       --       21,550             --        (21,550)         --          --
Stock-based compensation......   --       --         --       --           --             --          5,788          --       5,788
Net loss......................   --       --         --       --           --             --             --     (18,865)    (18,865)
                             ------   ------     ------   ------    ---------   ------------   ------------     -------       -----
Balances, December 31, 1999...1,827       --      7,847        1       29,371           (755)       (18,948)    (31,426)    (21,757)
Issuance of common stock
     upon exercise of stock
     options..................   --       --        836       --        1,167           (300)            --          --         867
Issuance of stock options
     for services to
     non-employees............   --       --         --       --          760             --           (142)         --         618
Issuance of common stock
     for services to
     non-employees............   --       --          7       --          128             --             --          --         128
Issuance of Series A
     convertible preferred
     upon exercise of
     warrant..................    7       --         --       --            6             --             --          --           6
Issuance of common stock
     warrants.................   --       --         --       --          464             --             --          --         464
Issuance of common stock
     upon exercise of
     warrants.................   --       --        363       --           30             --             --          --          30
Issuance of common stock
     upon initial public
     offering, net of issuance
     costs of $8,572..........   --       --      4,600        1       88,028             --             --          --      88,029
Conversion of Series A
     convertible preferred
     stock upon initial
     public offering.........(1,834)      --      1,834       --           --             --             --          --          --
Conversion of mandatorily
     redeemable preferred
     stock upon initial
     public offering..........   --       --     11,915        1       65,359             --             --          --      65,360
Unearned stock-based
     compensation.............   --       --         --       --        9,807             --         (9,807)         --          --
Stock-based compensation......   --       --         --       --           --             --         14,537          --      14,537
Beneficial conversion
     feature of Series F
     preferred stock..........   --       --         --       --       (6,750)            --             --          --      (6,750)
Allocation of discount
     on Series F
     preferred stock..........   --       --         --       --        6,750             --             --          --       6,750
Net loss......................   --       --         --       --           --             --             --     (43,115)    (43,115)
                             ------   ------     ------   ------    ---------   ------------   ------------     -------       -----
Balances, December 31, 2000...   --       --     27,402        3      195,120         (1,055)       (14,360)    (74,541)    105,167
Issuance of common stock
     upon exercise of stock
     options and employee
     stock purchase plan......   --       --        662       --        1,674             --             --          --       1,674
Repurchase of common stock....   --       --     (1,101)      --       (1,829)           296             --          --      (1,533)
Issuance of stock options
     for services to
     non-employees............   --       --         --       --           --             --            107          --         107
Acceleration of stock
     options..................   --       --         --       --          522             --             --          --         522
Unearned stock-based
     compensation.............   --       --         --       --      (10,545)            --         10,545          --          --
Stock-based compensation......   --       --         --       --           --             --            818          --         818
Net loss......................   --       --         --       --           --             --             --     (28,928)    (28,928)
                             ------   ------     ------   ------    ---------   ------------   ------------     -------       -----
Balances, December 31, 2001...   --   $   --     26,963   $    3    $ 184,942   $       (759)  $     (2,890)  $(103,469)    $77,827
                             ======   ======     ======   ======    =========   ============   ============   =========     =======



        The accompanying notes are an integral part of these consolidated financial statements.

                                  RESONATE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2001            2000           1999
                                                                         ---------      ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .......................................................    $ (28,928)     $(43,115)       $(18,865)
     Adjustments to reconcile net loss to net cash used in
           operating activities:
         Depreciation and amortization...............................        2,645          2,165            801
         Provision for doubtful accounts.............................          396            456             79
         Amortization of stock-based compensation....................          818         14,537          5,788
         Issuance of stock and stock options for services............          107            746            646
         Warrant related non-cash interest expense...................          124            125            125
         Compensation expense relating to acceleration of options....          522             --             --
         Changes in operating assets and liabilities:
              Accounts receivable....................................        3,079         (2,894)        (2,225)
              Prepaid expenses and other current assets..............          431         (1,093)          (117)
              Other assets...........................................         (287)           (62)            --
              Accounts payable.......................................          539            149            697
              Accrued liabilities....................................         (293)         2,240          1,039
              Deferred revenue.......................................       (1,130)         2,061          2,614
                                                                         ----------     ---------       --------
     Net cash used in operating activities...........................      (21,977)       (24,685)        (9,418)
                                                                         ----------     ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..............................         (843)        (4,046)           (46)
     Purchase of short-term investments..............................      (99,025)       (41,034)        (6,988)
     Proceeds from maturities or sales of short-term investments.....       80,167         15,000             --
                                                                         ---------      ---------       --------
     Net cash used in investing activities...........................      (19,701)       (30,080)        (7,034)
                                                                         ----------     ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock in initial public
         offering, net of issuance costs.............................           --         88,029             --
     Proceeds from issuance of mandatorily redeemable convertible
         preferred stock, net of issuance costs......................           --         37,000         12,982
     Proceeds from issuance of long-term debt........................           --          3,001          4,910
     Repayments of long-term debt....................................       (2,903)        (2,048)        (1,205)
     Principal payments under capital lease obligations..............       (1,105)        (1,078)          (264)
     Payments for stock repurchases..................................       (1,692)            --             --
     Proceeds from the exercise of stock warrants....................           --             36             12
     Proceeds from the issuance of common stock from employee stock
         purchase plan and upon exercise of stock options............        1,674            867            706
                                                                         ---------      ---------       --------
     Net cash provided by (used in) financing activities.............       (4,026)       125,807         17,141
                                                                         ----------     ---------       --------

Net increase (decrease) in cash and cash equivalents.................      (45,704)        71,042            689
Cash and cash equivalents at beginning of year.......................       76,053          5,011          4,322
                                                                         ---------      ---------       --------
Cash and cash equivalents at end of year.............................   $   30,349      $  76,053       $  5,011
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

                                  RESONATE INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      THE COMPANY

     Resonate Inc. (the "Company") was incorporated in July 1995 under the laws of the State of California and reincorporated in the state of Delaware in March 2000. The Company develops and markets software solutions for enterprises that wish to guarantee the end-user response time and service levels of business-critical applications while cutting operating costs. The Company's Resonate Commander Solutions significantly reduces problem resolution time while it simultaneously ensures transaction completion by routing end-users around problems.

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

     REVENUE RECOGNITION

     The Company derives revenue from licenses of our software and related services, which include maintenance fees and professional services. Revenue is recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery has occurred. The Company generally recognizes revenue under the residual method as prescribed by Statement of Position No. 97-2 "Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP No. 97-2 with Respect to Certain Transactions" whereby revenue is allocated to each undelivered element based upon the fair value of each element when sold separately and the residual amount is then allocated to the delivered element. The fair value of maintenance service is determined by the renewal rate stated in the license agreement or, if not stated, the renewal rates generally charged to customers on similar transactions.

     Product revenue from existing reseller arrangements is recognized when reported by the reseller upon re-licensing of our software to end-users. The Company's agreements with our customers and resellers do not contain product return rights.

     For arrangements with extended payment terms (i.e., greater than 60 days), revenue is recognized at the earlier of when the payment becomes due and payable or when the cash is received.

     The Company also derives revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Prepaid amounts are recorded as deferred revenue and are recognized as revenue over the term of the arrangement. Revenue recognized under such arrangements for the periods presented was not significant.

     Fees from maintenance agreements, which include services such as technical product support and unspecified product upgrades, are recognized ratably over the term of the agreement, generally one year. Professional services primarily consist of software installation and integration, consulting and training. Professional services revenue is recognized as such services are performed.

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments; and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. Short-term investments are classified as available-for-sale securities and are carried at cost which approximates fair value. Our investment portfolio consists of both fixed and variable rate financial instruments, including commercial paper, money market funds, government agency securities and highly rated corporate bonds and notes.

     The following schedule summarizes the estimated fair value of the Company's cash, cash equivalents and short-term investments (in thousands):

                                                         DECEMBER 31,
                                                 ---------------------------
                                                    2001              2000
                                                 ----------        ---------
CASH AND CASH EQUIVALENTS:
     Cash.....................................   $    1,278        $     (74)
     Commercial paper.........................        1,998           54,686
     Money market funds.......................       17,299            1,251
     Certificates of deposit..................           --           20,190
     Market auction preferred.................        2,975               --
     Government securities....................        6,799               --
                                                 ----------        ---------
                                                 $   30,349        $  76,053
                                                 ==========        =========

                                                         DECEMBER 31,
                                                 ---------------------------
                                                    2001              2000
                                                 ----------        ---------
SHORT-TERM INVESTMENTS
     Commercial paper.........................   $    1,988        $  22,967
     Certificates of deposit..................       20,441               --
     Corporate notes..........................        1,504            5,000
     Corporate bonds..........................       16,514            1,014
     Government securities....................       11,551            4,000
                                                 ----------        ---------
                                                 $   51,998        $  32,981
                                                 ==========        =========

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash, cash equivalents and short-term investments with major financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S., and to a lesser extent, Canada, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     During the year ended December 31, 2000, one individual customer accounted for 15% of the Company's total revenue. During the years ended December 31, 2001 and 1999 no individual customer accounted for more than 10% of the Company's total revenue.

     At December 31, 2001, two customers accounted for 17% and 11% of total accounts receivable. No individual customer accounted for more than 10% of total accounts receivable at December 31, 2000.

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

     ADVERTISING COSTS

     Advertising costs are expensed as incurred.

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

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                              -----------------------------------
                                                                2001          2000         1999
                                                              ---------    ---------    ---------
Net loss                                                      $ (28,928)   $ (43,115)   $(18,865)
Beneficial conversion of Series F preferred stock                    --        6,750          --
                                                              ---------    ---------    --------
Net loss attributable to common stockholders                  $ (28,928)   $ (49,865)   $(18,865)
                                                              ==========   =========    ========

Basic and diluted:
     Weighted average shares                                     27,438       16,029       6,514
       Weighted average common stock subject to repurchase         (307)      (1,420)     (2,001)
                                                              ----------   ---------    --------
     Shares used in computing basic and diluted net
         loss per share attributable to common stockholders      27,131       14,609       4,513
                                                              =========    =========    ========

     Basic and diluted net loss per share attributable to
            common stockholders                               $   (1.07)   $   (3.41)   $  (4.18)
                                                              =========    =========    ========

     The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                              -----------------------------------
                                                                2001          2000         1999
                                                              ---------    ---------    ---------
Weighted average effect of common stock equivalents:
     Preferred stock                                                 --        7,152       10,328
     Warrants                                                        --          279          342
     Employee stock options                                       2,610        2,420        1,764
     Common stock subject to repurchase agreements                  307        1,420        2,001
                                                              ---------    ---------    ---------
                                                                  2,917       11,271       14,435
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

     SEGMENT INFORMATION

     For the years ended December 31, 2001, 2000 and 1999 we operated in a single business segment. We sell our products, solutions and services through direct and indirect channels primarily in North America, Europe and Asia Pacific. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Identifiable long-lived assets for all foreign locations were insignificant for all periods presented.

     The following table sets forth our revenue by geographic area for the periods indicated (in thousands):

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                              -----------------------------------
                                                                2001          2000         1999
                                                              ---------    ---------    ---------
     North America (primarily in the U.S.)                    $  12,879    $  18,868    $   9,407
     Europe and Asia Pacific                                      1,317        1,126          507
                                                              ---------    ---------    ---------
                                                              $  14,196    $  19,994    $   9,914
                                                              =========    =========    =========

     RECLASSIFICATION

     Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 141, or SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, Business Combinations, and SFAS No. 28, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for as purchase business combinations initiated after June 30, 2001. To date, we have not entered into any business combinations, and as such, SFAS No. 141 does not have an impact on our financial statements.

     In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. We do not carry any goodwill and other intangible assets; accordingly, SFAS No. 142 does not currently have an impact on our financial statements.


     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and also amends FASB Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

2. SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2001            2000           1999
                                                                         ---------      ---------       --------
Supplemental cash flow information:
     Cash paid for interest..........................................    $     461      $     664       $    488
                                                                         =========      =========       ========

Supplemental non-cash investing and financing activity:
     Issuance of warrants to purchase Series C mandatorily
         redeemable convertible preferred stock in connection with
         subordinated debt...........................................    $      --      $      --       $    259
                                                                         =========      =========       ========
     Issuance of warrants to purchase common stock in connection with
         strategic partnership.......................................    $      --      $     464       $     --
                                                                         =========      =========       ========
     Capital lease obligations.......................................    $      --      $   1,048       $  1,664
                                                                         =========      =========
     Reduction of note receivable in connection with repurchased shares  $     296      $      --       $     --
                                                                         =========      =========       ========
     Common stock issued in exchange for notes receivable............    $      --      $     300       $    755
                                                                         =========      =========       ========


3. BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        2001              2000
                                                                                     ----------        ---------
Accounts receivable, net
     Accounts receivable..........................................................   $    3,114        $   6,589
     Less: Allowance for doubtful accounts........................................         (400)            (400)
                                                                                     ----------        ---------
                                                                                     $    2,714        $   6,189
                                                                                     ==========        =========
Property and equipment, net
     Computer equipment and software..............................................   $    8,209        $   7,669
     Furniture and fixtures.......................................................          526              302
     Leasehold improvements.......................................................          667              588
                                                                                     ----------        ---------
                                                                                          9,402            8,559
     Less: Accumulated depreciation and amortization                                     (6,115)          (3,470)
                                                                                     ----------        ---------
                                                                                     $    3,287        $   5,089
                                                                                     ==========        =========

     Property and equipment includes $2,210,000 of fixed assets under capital lease at December 31, 2001 and 2000. Accumulated depreciation of assets under capital lease totaled $1,778,000 and $1,117,000 at December 31, 2001 and 2000, respectively.


                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        2001              2000
                                                                                     ----------        ---------
Accrued liabilities
     Accrued compensation and related benefits....................................   $    2,208        $   3,217
     Accrued professional services................................................          250              170
     Other........................................................................        1,124              488
                                                                                     ----------        ---------
                                                                                     $    3,582        $   3,875
                                                                                     ==========        =========

4. FINANCING ARRANGEMENTS:

                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        2001              2000
                                                                                     ----------        ---------
                                                                                          (IN THOUSANDS)
Equipment line of credit in equal principal payments of $83,333, expiring June 2002
     bearing interest at the bank's prime rate plus 0.5% (5.25% at 2001)..........   $    1,833        $   3,024
Subordinated debt in equal monthly installments of $83,173 and $33,511, comprising principal and interest, through March 2002, bearing interest at 12% and 12.5%
     per annum, respectively......................................................          343            1,616
Subordinated debt in equal monthly installments of $41,716, comprising principal and
     interest, through June 2002, bearing interest at 12.5% per annum.............          242              681
                                                                                     ----------        ---------
                                                                                                           5,321
Deferred debt issuance costs                                                                 --             (110)
                                                                                     ----------        ---------
                                                                                          2,418            5,211
Less: current portion                                                                     1,585            2,793
                                                                                     ----------        ---------
                                                                                     $      833        $   2,418
                                                                                     ==========        =========

     The equipment line of credit and subordinated debt are collateralized by the Company's assets and are subject to certain financial covenants. At December 31, 2001, the Company was in compliance with all covenants.


5. STOCKHOLDERS' EQUITY

Authorization

     The Company is authorized to issue 200,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. The Board of Directors has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share and per share information for each of the periods presented has been retroactively adjusted to reflect the Company's reincorporation into Delaware.

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

Common Stock

     A portion of the shares issued to employees are subject to repurchase rights by the Company over a four year period from the earlier of grant date or employee hire date, as applicable. At December 31, 2001 and 2000, there were 307,000 and 1,420,000 shares subject to repurchase, at an average price of $1.15 and $0.98 per share, respectively.

     In February and September 1999, a current executive and a former executive of the Company exercised their stock options prior to vesting by issuance of full recourse promissory notes to the Company. The notes totaling $459,000 bear interest at rates between 5.00% and 6.25% per annum and are due five years from the date of the note or one year after the holder ceases holding a position with the Company. The notes are collateralized by the related 1,529,297 shares of common stock issued, which are subject to the Company's right of repurchase. The net amount outstanding under these notes has been reflected as a separate component of stockholders' equity. The reduction in the outstanding loan balance and collateralized shares from December 31, 2000, reflects the termination of the executive in 2001.

     In February 2000, a former executive of the Company exercised his stock options in part by issuing a full recourse promissory note to the Company in the principal amount of $300,000. The note bears interest at 6.6% per annum and is due five years from the date of the note. The note is collateralized by the related 60,000 shares of common stock issued, which are subject to the Company's right of repurchase. The net amount outstanding under these notes has been reflected as a separate component of stockholders' equity.

     In January, 2001, Mr. Guercio borrowed $150,000 from the Company by signing a full recourse five-year promissory note secured by 91,400 shares of our common stock owned by Mr. Guercio. The note bears interest at a rate of 6.25% per annum. The net amount outstanding under the note has been included in other assets.

     In November 2001, our Board of Directors authorized a stock repurchase program. The program allows the Company to purchase up to $4.0 million of its common stock in the open market from time to time. As of December 31, 2001, the Company had purchased 700,000 shares at a weighted average price of $2.25 per share. The Company cancelled these repurchased shares as of December 31, 2001.

Preferred Stock

     Prior to the initial public offering, the Company issued Series A-F Preferred Stock. In connection with the issuance of the Series F Preferred Stock, the Company recorded a charge to additional paid-in capital of $6.8 million representing the fair value of the beneficial conversion feature of the Series F Preferred Stock. Upon completion of the Company's initial public offering in August 2000, all of the then outstanding shares of Series A-F Preferred Stock, totaling 13,531,563 shares, automatically converted into 13,749,102 shares of common stock.

Warrants

     From 1996 to 1999, the Company issued 294,274 warrants to purchase Series A, B & C Preferred Stock and 145,894 warrants to purchase common stock at exercise prices ranging from $1.00-$19.43. The Company determined the value of all warrants based on the Black-Scholes option pricing model at the time of issuance using the following assumptions: 60% volatility, no dividends and 5.15%-6.69% risk free interest rate. All warrants were fully exercised in 1999 and 2000.


6. EMPLOYEE BENEFIT PLANS:

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

     A total of 1,685,052 shares of common stock were authorized for issuance under the ESPP as of December 31, 2001, plus annual increases equal to the lesser of:

 - 750,000 shares;
 - 2.5% of the outstanding shares on such date; or
 - a lesser amount to be determined by the Board.

     The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant's gross earnings and commissions, but not to exceed the established maximum. Such amounts are applied to the purchase from the Company of shares of common stock at the end of each offering period at a price that is generally 85% of the lower of the fair market value of the common stock at the beginning and at the end of the offering period. The plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The plan will terminate in 2010. In 2001, the Company issued 297,353 shares under the ESPP. No shares were issued under the ESPP in 2000 and 1999. At December 31, 2001, 1,387,706 shares were reserved for future issuance under the ESPP.

     STOCK OPTION PLANS

     Prior to the Company's initial public offering in August 2000, the Company granted incentive and non-qualified stock options to employees, consultants and directors of the Company from the 1996 Stock Option Plan ("1996 Stock Plan"). Since its initial public offering in August 2000, the Company ceased granting options under the 1996 Stock Plan. A total of 699,000 shares available for grant under the 1996 Plan at the time of the Company's initial public offering became available under the 2000 Stock Option Plan (the "2000 Stock Plan"). Shares cancelled or repurchased under the 1996 Stock Plan are no longer issuable under the terms of the 2000 Stock Plan.

     Options under the 1996 Stock Plan were granted at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant, as determined by the Board of Directors, for incentive stock options and 85% of such fair market value for non-qualified stock options. All options were granted at the discretion of the Company's Board of Directors and had a term not greater than ten years. For holders of more than 10% of the Company's total combined voting power of all classes of stock, incentive stock options were not granted at less than 110% of the fair market value of the Company's common stock at the date of grant or for a term greater than five years. Options granted under the 1996 Stock Plan typically are exercisable at a rate of 25% after the first year and ratably over the next three years or ratably over four years on a quarterly basis. Certain employees' options were immediately exercisable but unvested shares were subject to repurchase by the Company at the original exercise price. The Company repurchased 401,000 shares of exercised but unvested shares during the year ended December 31, 2001.

     In March 2000, the Company's Board of Directors adopted and in July 2000, the Company's stockholders approved the 2000 Stock Plan, which became effective upon our initial public offering in August 2000. Each plan is administered by the Board or by a committee of the Board.

     A total of 5,268,741 shares of common stock were authorized for issuance under the 2000 Stock Plan as of December 31, 2001, plus annual increases equal to the lesser of:

 - 1,500,000 shares;
 - 5% of the outstanding shares on such date; or
 - a lesser amount to be determined by the Board.

     The 2000 Stock Plan allows awards to be granted in the form of incentive stock options, nonstatutory stock options and stock purchase rights. Unless terminated sooner by the Board, the 2000 Stock Plan will terminate automatically in 2010. Options under the 2000 Stock Plan are granted at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Options granted under the 2000 Stock Plan typically are exercisable at a rate of 25% after the first year and ratably over the next three years on a monthly basis.

     The following table summarizes the activity under the 1996 Stock Plan and the 2000 Stock Plan (the "Plans," (shares in thousands):

                                                                                   OPTIONS OUTSTANDING
                                                                               --------------------------
                                                                                                 WEIGHTED
                                                               OPTIONS                            AVERAGE
                                                              AVAILABLE         OPTIONS          EXERCISE
                                                              FOR GRANT        OUTSTANDING         PRICE
                                                              ---------        -----------      ---------

Balance at December 31, 1998                                      278            1,557         $    0.16
     Additional authorized                                      2,800               --                --
     Granted                                                   (2,935)           2,935              1.11
     Exercised                                                     --           (1,716)             0.54
     Canceled                                                     372             (372)             0.34
                                                            ---------        ---------          --------
Balance at December 31, 1999                                      515            2,404              1.01
     Additional authorized                                      5,000               --                --
     Granted                                                   (2,240)           2,240             13.59
     Exercised                                                     --             (836)             1.40
     Canceled                                                     301             (571)             7.02
                                                            ---------        ---------          --------
Balance at December 31, 2000                                    3,576            3,237              8.54
     Additional authorized                                      1,370               --                --
     Granted                                                   (1,760)           1,760              4.23
     Exercised                                                     --             (365)             1.06
     Canceled                                                     562           (2,148)            11.94
     Repurchased                                                 (196)              --              1.71
                                                            ----------       ---------
Balance at December 31, 2001                                    3,552            2,484             $3.75
                                                            =========        =========          ========

     The following table summarizes information about stock options outstanding and exercisable under the Plans at December 31, 2001 (shares in thousands):

                                 OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      --------------------------------------------         ----------------------------------
                                       WEIGHTED
                                        AVERAGE           WEIGHTED                                 WEIGHTED
                                      REMAINING           AVERAGE                                   AVERAGE
         EXERCISE         NUMBER      CONTRACTUAL         EXERCISE            NUMBER               EXERCISE
          PRICES        OUTSTANDING       LIFE             PRICE             EXERCISABLE               PRICE
    ----------------  -------------   ------------        --------         -------------         ------------
    $ 0.10  -  1.25             527       7.37            $   0.94                  193            $   0.91
      2.2   -  3.30             506       9.59                2.98                   40                3.06
      3.32  -  3.94             498       8.67                3.72                  121                3.74
      3.96  -  4.73              84       9.43                4.54                    5                4.57
      4.94  - 11.75             864       8.88                5.76                  229                5.62
     14.00  - 21.00               5       8.55                0.36                    2                0.32
                      -------------                                        ------------
                              2,484       8.68            $   3.75                  590            $   3.84
                      =============                                        ============


     At December 31, 2001, 2000 and 1999, approximately 590,000, 419,000 and
303,000 options were exercisable at a weighted average exercise price per share of $3.84, $3.12 and $0.49, respectively.

     In connection with a 2001 employment agreement with an executive (the "Executive Agreement"), the Company issued options to purchase 1,000,000 shares of common stock outside of the Company's stock option plans as authorized by the Board of Directors. The options have an exercise price of $5.38 per share, vest over a forty-eight month period and expire in 2011. No options have been exercised under this grant as of December 31, 2001.


     STOCK OPTION EXCHANGE PROGRAM

     In June 2001, Resonate's Board of Directors approved a stock option exchange program. Under the program, all eligible employees based in the United States, excluding executive officers and outside directors, were given the opportunity to return one or more stock options previously granted to them in exchange for a promise to receive one or more new stock options to be granted at least six months and one day from the date the old options were cancelled, provided the individual is still employed or providing service on such date. The participation deadline for this program was July 27, 2001. The number of shares subject to the new options were equal to the number of shares subject to the old options adjusted for terminations, and the exercise price of the new options was $3.20 per share which represented the fair market value of our common stock on January 31, 2002, the date the new options were granted. The new options have the same vesting start date as the old options and will be immediately exercisable as to vested shares when granted. In total, 611,548 stock options were returned to us and cancelled as a result of this program. On January 31, 2002, 516,548 stock options were issued under the stock option exchange program. We did not incur any non-cash compensation costs relating to the stock option exchange program.

     FAIR VALUE DISCLOSURES

     The Company calculated the minimum fair value of each option grant under the Plans, Executive Agreement and ESPP on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following assumptions:

                                                                                           EMPLOYEE
                                                   STOCK OPTION PLANS                 STOCK PURCHASE PLAN
                                          --------------------------------------    ----------------------
                                             2001           2000         1999         2001         2000
                                          ---------       --------     ---------    ---------    ---------
     Dividend yield...................           --           --           --              --           --
     Average risk-free
       interest rate..................        4.52%        5.80%        5.64%           3.80%           --
     Expected life (in years).........            4            4            4               2           --
     Weighted average fair value
       of options granted (per share).      $  3.39       $ 9.97       $ 7.84         $  2.49      $    --
     Volatility.......................          90%          80%           --             90%           --

     Had compensation cost for options granted under the Plans, the Executive Agreement and the ESPP been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts below for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands, except per share amounts):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2001            2000           1999
                                                                         ---------      ---------       --------
Net loss attributable to common stockholders
     As reported.....................................................    $ (28,928)     $ (49,865)      $(18,865)
                                                                         =========      =========       ========
     Pro forma.......................................................    $ (32,289)     $ (56,116)      $(19,177)
                                                                         =========      =========       ========

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2001            2000           1999
                                                                         ---------      ---------       --------
Net loss per share attributable to common stockholders
     As reported.....................................................    $  (1.07)      $  (3.41)       $  (4.18)
                                                                         ========       ========        ========
     Pro forma.......................................................    $  (1.19)      $  (3.84)       $  (4.25)
                                                                         ========       ========        ========


     Because the determination of the fair value of all options granted after the Company became a public entity included an expected volatility factor in addition to the factors described above and because additional option grants were made subsequent to the Company's initial public offering, the compensation expense for options granted during 2001, 2000 and 1999 are not representative of the pro forma effects on reported net income (loss) for future years.

     OPTIONS ISSUED TO SERVICE PROVIDERS

     Fully vested options granted include options to acquire 62,449 and 131,758 shares of common stock issued to consultants and other service providers of the Company during the years ended December 31, 2000 and 1999, respectively. The fair value of the common stock options was estimated to be $709,000 and $646,000 for the years ended December 31, 2000 and 1999, respectively, using the Black-Scholes option pricing model at the date of grant, the term of the option and the following assumptions: Risk free rate of 6.1%-6.2% and 4.5%-5.6%, no expected dividends and volatility of 60%.

     Stock-based compensation related to stock options granted to consultants is recognized over the term of the service agreement, which generally covers a period from three months to two years. In connection with the grant of stock options to consultants and other service providers, the Company recorded stock-based compensation expenses of $107,000, $746,000 and $646,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company did not grant options to consultants in 2001.

     UNEARNED STOCK-BASED COMPENSATION

     In connection with certain stock option grants during the years ended December 31, 2000 and 1999, the Company recorded unearned stock-based compensation cost totaling $9.8 million and $21.6 million, respectively, which is being recognized over the vesting period of the related options of four years. Amortization of unearned stock-based compensation totaled $818,000, $14.5 million and $5.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The remaining unamortized, unearned stock-based compensation is expected to be amortized as follows: $2.1 million in 2002, $754,000 in 2003 and $11,000 in 2004.

7. COMMITMENTS AND CONTINGENCIES:

     CAPITAL LEASES

     The Company entered into capital lease agreements for its office equipment. In 1998, the Company issued 26,367 warrants to purchase Series C Preferred Stock in connection with the agreement. These warrants were fully exercised in October 2000.

     OPERATING LEASES

     The Company leases its facilities and certain equipment under noncancelable operating leases which expire at various dates through 2003. Rent expense under these leases totaled approximately $2.3 million, $1.9 million and $915,000 for 2001, 2000 and 1999, respectively.

     Future minimum lease payments due under capital leases and operating leases at December 31, 2001, are as follows (in thousands):

     YEARS ENDING                                                         CAPITAL        OPERATING
     DECEMBER 31,                                                          LEASES          LEASES
     ------------                                                          ------          ------
         2002 .......................................................    $    485       $   2,013
         2003 .......................................................          --           1,842
                                                                         --------       ---------
         Total minimum lease payments................................         485       $   3,855
                                                                                        =========
         Less: Amount representing finance costs.....................          14
                                                                         --------
         Present value of capital lease obligations..................         471
         Less: Current portion.......................................         471
                                                                         --------
         Long-term portion of capital lease obligations..............    $     --
                                                                         ========

     LITIGATION

     On September 12, 2000, the Company filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California for permanent injunctive relief and damages. The Company believes Alteon infringes United States Letters Patent No. 5,774,660, entitled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to the Company on June 30, 1998. Alteon served its answer to Resonate's complaint in October 2000, in which Alteon denied the Company's allegations and counterclaimed that Resonate's patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. In November 2001, the Court issued a claim construction ruling that we believe prevents us from prevailing in the case. In December 2001, we entered into a stipulated judgment of non-infringement and, in January 2002, filed a notice of appeal. The appeal is currently pending.

     The Company is also involved in disputes in the normal course of business. The Company does not believe that the outcome of any of these disputes will have a material effect on the Company's business, financial condition or results of operations.

8. INCOME TAXES:

     The Company's effective income tax rate varies from the statutory rate as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2001            2000           1999
                                                                         ---------      ---------       --------
     U.S. Federal income tax rate....................................      (34.00)%        (34.00)%       (34.00)%
     State income taxes, net of federal benefit......................       (5.84)          (5.84)         (5.84)
     Amounts not deductible for tax purposes.........................        1.09           11.46          12.61
     Operating losses not benefited..................................       38.75           28.38          27.23
                                                                         --------       ---------       --------
                                                                               --              --             --
                                                                         ========       =========       ========

     Deferred tax assets consist of the following (in thousands):

                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        2001              2000
                                                                                     ----------        ---------

     Net operating loss carryforwards.............................................   $   25,670        $  18,853
     Research and development credit carryforwards................................        2,572            1,972
     Deferred revenue.............................................................        1,315               --
     Capitalized research and development costs...................................        1,412              595
     Fixed assets.................................................................          936              289
     Accrued vacation.............................................................          219              288
     Other........................................................................        1,063              254
                                                                                     ----------        ---------
     Deferred tax assets..........................................................       33,187           22,251
     Deferred tax asset valuation allowance.......................................      (33,187)         (22,251)
                                                                                     ----------        ---------
                                                                                     $       --        $      --
                                                                                     ==========        =========

     The Company has provided a full valuation allowance for its deferred tax assets since the realization of these future benefits cannot be sufficiently assured. No provision (benefit) for income taxes has been recorded in the Company's financial statements.

     As of December 31, 2001, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $72.1 million and $19.8 million, respectively. These net operating loss carryforwards begin to expire in 2010 and 2003 for federal and state tax purposes, respectively.

     The Company has research and development tax credit carryforwards of approximately $1.5 million and $1.6 million for federal and state purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2010. The California credit can be carried forward indefinitely.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                             First       Second           Third        Fourth
                                                           Quarter      Quarter        Quarter         Quarter
                                                           --------     ---------      ---------       -------
                                                                     (in thousands, except per share data)
2001:
Total revenue.........................................     $  3,122     $    3,615     $    3,727    $    3,732
Gross profit..........................................        1,924          2,514          2,900         2,806
Net loss..............................................       (9,309)        (6,570)        (6,336)       (6,713)
Basic and diluted net loss per share..................     $  (0.35)    $    (0.24)    $    (0.23)   $    (0.25)

                                                             First       Second           Third        Fourth
                                                           Quarter      Quarter         Quarter        Quarter
                                                           --------     ---------      ---------       -------
                                                                     (in thousands, except per share data)
2000:
Total revenue.........................................     $  3,669     $    4,679     $    6,125    $    5,521
Gross profit..........................................        2,490          2,861          4,387         3,804
Net loss attributable to common stockholders..........      (12,434)       (11,728)       (16,737)       (8,965)
Basic and diluted net loss per share..................     $  (2.04)    $    (1.77)    $    (0.90)   $    (0.35)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to Resonate's current directors and executive officers.

NAME                                 AGE    POSITION
----                                 ---    --------
Peter R. Watkins................     46     Chairman, President and
                                              Chief Executive Officer
Christopher C. Marino...........     41     Founder, Corporate Vice President
                                              and Director
Robert C. Hausmann..............     38     Vice President and Chief Financial
                                              Officer
Karen L. Styres.................     44     Vice President, Marketing
Karen S. Barnes.................     51     Vice President, Engineering
David R. Guercio................     48     Vice President, Professional
                                              Services
I. Robert Greene................     41     Director
Russell Siegelman...............     39     Director
John S. McFarlane...............     52     Director
Robert J. Finocchio, Jr.........     49     Director

     Peter R. Watkins joined Resonate as President and Chief Executive Officer and was appointed to our board of directors in February 2001 and became the Chairman of the Board in January 2002. Mr. Watkins served as President and Chief Operating Officer of Network Associates, a supplier of security and availability solutions for e-business from December 1999 to December 2000. Mr. Watkins joined Networks Associates in May 1995 as Vice President of International Operations. From May 1995 to November 1999, Mr. Watkins also served in a number of other positions at Network Associates including Vice President of International Sales, General Manager and Vice President Net Tools Secure Division and Executive Vice President of Product Development and Services. Mr. Watkins holds a B.A. in economics from Wesleyan University and an M.B.A. from Yale University.

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

     Karen L. Styres has been our Vice President of Marketing and Business Development since March 1999. From December 1995 to February 1999, Ms. Styres was Vice President, Marketing for Diffusion, Inc., a vendor in the customer relationship management market. Ms. Styres holds a B.A. in marketing from the University of Kentucky and an M.B.A. from the University of California at Berkeley.

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

     David R. Guercio has been our Vice President of Americas Sales and Services since September 1999. From January 1995 to September 1999, Mr. Guercio was Vice President of Business Operations and Customer Services at NeoVista Software, a provider of business intelligence applications and technology. Mr. Guercio holds a B.S. in finance and an M.B.A. from Santa Clara University.

     I. Robert Greene has served as a member of our board of directors since April 1997. Mr. Greene has served as the Managing Partner of Flatiron Partners, a venture capital firm, since June 1999. From 1994 to 1999, Mr. Greene was with Chase Capital Partners, a private equity firm, serving as a Principal from 1994 to 1998, and a General Partner thereof in 1999. Mr. Greene also serves as a director of Multex.com Inc., a publicly held provider of investment information and technology solutions for the financial services industry. Mr. Greene holds a B.S. from the Wharton School and an M.B.A. from the Massachusetts Institute of Technology Sloan School of Management.

     Russell L. Siegelman has served as a member of our board of directors since April 1997. Since 1996, Mr. Siegelman has been a partner of Kleiner Perkins Caufield & Byers, a venture capital firm. Mr. Siegelman holds a B.S. in Physics from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

     John S. McFarlane has served as a member of our board of directors since July 1999. Since March 2001, Mr. McFarlane has been the President and Chief Executive Officer of Nexsi Systems, a provider of high-performance network infrastructure solutions. Mr. McFarlane served as President, Network Service Provider at Sun Microsystems from July 1999 to March 2001 and served as President, Solaris Software at Sun Microsystems from April 1998 to July 1999. Mr. McFarlane served as Vice President, Solaris and Network Software at Sun Microsystems from December 1997 to April 1998 and as Vice President, Network Software Group at Sun Microsystems from May 1997 to December 1997. Mr. McFarlane served as Vice President, Technology at Northern Telecom from 1993 to 1997. Mr. McFarlane also serves as a director of Pitney Bowes, a publicly held provider of business support services for financial institutions, professional firms and corporate headquarters. Mr. McFarlane holds a B.S. and an M.B.A. from the University of Toronto.

     Robert J. Finocchio, Jr. has served as a member of our board of directors since October 1999. Mr. Finocchio served as the President and Chief Executive Officer of Informix Corporation from July 1997 to July 1999 and served as its Chairman of the Board from July 1997 to September 2000. From December 1988 until April 1997, Mr. Finocchio was employed with 3Com Corporation, where he held various positions, most recently serving as President, 3Com Systems. Mr. Finocchio also serves as a director of Echelon Corporation and Turnstone Systems, both publicly held companies. Mr. Finocchio is also a Trustee and Regent of Santa Clara University. Mr. Finocchio holds a B.S. in economics from Santa Clara University and an M.B.A. from Harvard Business School.

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

     Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to Resonate pursuant to Rule 16a-3(e) of Regulation S-K, Resonate believes that during fiscal year 2001, all filings with the Securities and Exchange Commission of its officers, directors and 10% stockholders complied with requirements for reporting ownership and changes in ownership of Resonate's common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors do not currently receive any cash compensation from Resonate for their service as members of the Board of Directors. Under Resonate's 2000 Stock Plan, directors are eligible to receive stock option grants at the discretion of the Board of Directors or other administrator of the plan. During 2001, the board granted 16,500 options each to purchase shares of common stock to Mr. Finocchio, Mr. McFarlane and Mr. Siegelman and 20,500 shares to Mr. Greene at an exercise price of $3.25 per share.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The table below summarizes the compensation earned for services rendered to Resonate in all capacities for the fiscal years ended December 31, 2001 and 2000 by (i) Resonate's Chief Executive Officer during fiscal 2001 and (ii) Resonate's next four most highly compensated executive officers who earned more than $100,000 during fiscal 2001.



                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                        NUMBER OF
                                                          ANNUAL COMPENSATION           SECURITIES
                                                   ----------------------------------   UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL POSITION               YEAR         SALARY           BONUS           OPTIONS        COMPENSATION
 ---------------------------               ----         ------           -----          -----------     ------------
 Peter R. Watkins, President               2001         $271,590         $    --         1,000,000         $  --
   and Chief Executive Officer(1)          2000         $     --         $    --                --         $  --

 Robert C. Hausmann, Vice                  2001         $206,364         $35,000            81,500         $
   President and Chief Financial Officer   2000         $180,000         $35,804                --         $


 David R. Guercio, Vice President,         2001         $207,500         $43,881           100,000         $9,662
   Americas Sales and Services             2000         $160,000         $64,413            11,400         $  --

 Karen Barnes, Vice President,             2001         $191,427         $40,220            55,000         $  --
   Research and Development                2000         $168,333         $29,525            13,568         $  --

 Karen Styres, Vice President,             2001         $189,413         $35,188            55,000         $  --
   Marketing and Business Development      2000         $163,687         $29,375            13,568         $  --

(1) Mr. Watkins joined as President and Chief Executive Officer of Resonate in February 2001.


OPTION GRANTS IN LAST FISCAL YEAR

     In the fiscal year ended December 31, 2001, we granted options to purchase up to an aggregate of 2,756,350 shares to employees and directors. We granted 1,756,350 shares under our 2000 Stock Plan and 1,000,000 shares outside our stock option plans at exercise prices at the fair market value of our common stock on the date of grant, as determined in good faith by our board of directors. Under the 2000 Stock Plan, options to employees and directors have a term of ten years. Options to consultants have a one-year term. Optionees may pay the exercise price by cash, certified check or delivery of already-owned shares of our common stock. Options to the Named Executive Officers are immediately exercisable upon grant; however, we may repurchase any unvested shares at their cost if the optionee's service terminates. Options to employees and directors vest over four years. Options to consultants vest immediately upon grant. The 1,000,000 shares granted outside our stock option plans were in connection with the employment agreement with Mr. Peter R. Watkins, who joined our company as President and Chief Executive Officer in February 2001. These shares vest over a forty-eight month period and expire in 2011.

     The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended December 31, 2001, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 0%, 5% and 10%, compounded annually. There is no assurance provided to any Named Executive Officer or any other holder of our securities that the actual stock price application over the 10-year option term will be at the assumed levels or at any other defined level. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.




                                              INDIVIDUAL GRANTS
                         -----------------------------------------------------------
                                       % OF
                                       TOTAL
                                      OPTIONS
                                      GRANTED
                         NUMBER OF      TO                     DEEMED                       POTENTIAL REALIZABLE VALUE AT
                         SECURITIES  EMPLOYEES                VALUE PER                   ASSUMED ANNUAL RATES OF STOCK PRICE
                         UNDERLYING   IN LAST     EXERCISE    SHARE ON                      APPRECIATION FOR OPTION TERM
                         OPTIONS      FISCAL      PRICE PER   DATE OF     EXPIRATION    -------------------------------------
NAME                      GRANTED      YEAR         SHARE      GRANT         DATE          0%              5%           10%
------                   --------     ------      ---------   --------    ----------    --------   -------------  -----------
Peter R. Watkins          1,000,000    36.3        $5.38        $5.38        2/5/11        --        $3,380,309    $8,566,366
Robert C. Hausmann           81,500     3.0         4.94         4.94       1/25/11        --            253,071      641,332
David R. Guercio            100,000     3.6         4.88         4.88       1/25/11        --            306,602      776,989
Karen Barnes                 55,000     2.0         4.94         4.94       1/25/11        --            170,784      432,801
Karen L. Styres              55,000     2.0         4.94         4.94       1/25/11        --            170,784      432,801

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table describes for the Named Executive Officers their option exercises for the fiscal year ended December 31, 2001, and exercisable and unexercisable options held by them as of December 31, 2001.



     The "Value of Unexercised In-the-Money Options at December 31, 2001" is based on a value of $2.80 per share, the closing price of our common stock on the Nasdaq Stock Market's National Market as of December 31, 2001, less the per share exercise price, multiplied by the number of shares issued upon exercise of the option. Options were granted under our 1996 Stock Option Plan, 2000 Stock Plan and as authorized by our Board of Directors. All options listed below are immediately exercisable; however, as a condition of exercise, the optionee must enter into a restricted stock purchase agreement granting us the right to repurchase any unvested portion of the shares issuable by such exercise at their cost in the event of the optionee's termination of his or her relationship with us. The shares vest over four years, with 25% of the shares vesting one year after the grant date and the remaining shares vesting ratably each month thereafter.


                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                       NUMBER OF                         OPTIONS AT             IN-THE-MONEY OPTIONS AT
                         SHARES                       DECEMBER 31, 2001            DECEMBER 31, 2001
                      ACQUIRED ON      VALUE      --------------------------   ----------------------------
        NAME            EXERCISE     REALIZED     EXERCISABLE  UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
------------------      --------     --------     -----------  -------------   -----------    -------------
Peter R. Watkins           --          --             208,333       791,667            --            --
Robert C. Hausmann         --          --              18,677        62,823            --            --
David R. Guercio           --          --              29,401       171,067       $15,863      $139,863
Karen Barnes               --          --              18,540        50,028            --            --
Karen L. Styres            --          --              31,442       114,538       $31,223      $154,114

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The compensation committee consisted of John S. McFarlane and I. Robert Greene, neither of whom was an employee or former employee of Resonate or any of its subsidiaries during the year. The compensation committee has overall responsibility for Resonate's executive compensation policies and practices. The role of the Compensation Committee is to establish and recommend compensation paid to executive officers of Resonate and to administer Resonate's stock plans. The compensation committee's functions include:

 - evaluating the performance of Resonate's Chief Executive Officer
 - determining the compensation of Resonate's Chief Executive Officer
 - setting guidelines for all executive officers' compensation
 - establishing and administering compensation plans including granting awards under Resonate's stock option plans to its employees

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

 - base salary
 - cash incentives (bonuses)
 - equity incentives (stock awards)
 - benefits

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

     THE IMPORTANCE OF OWNERSHIP--A fundamental tenet of Resonate's compensation policy is that significant equity participation creates a vital long-term partnership between management and other stockholders. Through its employee stock plans and agreements the benefits of equity ownership are extended to Resonate's executive officers and employees. As of February 28, 2002, Resonate's directors and executives owned an aggregate of 6,828,011 shares and had the right to acquire an aggregate of 2,366,516 additional shares upon the exercise of employee stock options, exercisable on or before April 29, 2002. Of the options exercisable, approximately 77% of the shares are unvested shares and therefore repurchasable by Resonate in the event of a termination.

FISCAL 2001 EXECUTIVE OFFICER COMPENSATION PROGRAM

     The components of the executive compensation program are described below:

     BASE SALARY--Resonate believes that base salary is frequently a significant factor in attracting, motivating and retaining skilled executive officers. Accordingly, the compensation committee reviews the base salary of Resonate's executive officers annually and generally sets the base salary at or near the average of the levels paid by companies with comparable revenues either engaged in the software industry or located in the San Francisco Bay Area including Micromuse, Mercury Interactive and Precise Software. The compensation committee also sets guidelines in the same manner for other executive officers.

     BONUS PROGRAM--Resonate maintains a cash incentive bonus program to reward executive officers for attaining defined performance goals. These bonuses are based in part on company-wide performance targets and in part on individual performance. In 2001, the compensation committee set target bonuses based upon the recommendation of the Chief Executive Officer and bonuses were paid quarterly. Company-wide performance targets included meeting external revenue, expense and loss per share targets on a quarterly basis.

     STOCK OPTION GRANTS--In 2001, the compensation committee granted options to purchase common stock which in the aggregate represented rights to purchase 1,291,500 shares under Resonate's stock option plans to executive officers. The compensation committee determined the number of options granted to executive officers primarily by evaluating each officer's (1) respective job responsibilities, (2) past performance, (3) expected future contributions, (4) existing stock and unvested option holdings, (5) potential reward to the executive officer if the stock price appreciates in the public market and (6) management tier classification. Option grants may also be made to new executive officers upon commencement of employment and, on occasion, to executive officers in connection with a significant change in job responsibility. The compensation committee believes that these stock option grants will more closely align the long-term interests of senior management with those of stockholders and assist in the retention of key executives.

     BENEFITS--In 2001, Resonate offered benefits to its executive officers that were substantially the same as those offered to all of the Resonate employees. These benefits included:

 - 401(k) plan
 - Medical and Dental Insurance
 - Employee Stock Purchase Plan
 - Life and Disability Insurance
 - Vision Service Plan
 - Section 125 Savings Plans for Medical and Dependent Care

     CHIEF EXECUTIVE OFFICER'S COMPENSATION - Peter R. Watkins joined Resonate as President and Chief Executive Officer in February 2001. Mr. Watkins' salary was $271,590 in 2001. Mr. Watkins earned a bonus of $200,000 in 2001 which was paid in February 2002 based on the terms of his employment agreement from February 2001. In determining Mr. Watkins' salary, the compensation committee considered the criteria listed above as well as benchmarks from the networking software industry and Mr. Watkins' level of experience in an executive role. These benchmarks included information from executive salary surveys, regional pay practices and competitive practices within the Compensation Committee's scope of understanding.

     TAX LAW LIMITS ON EXECUTIVE COMPENSATION AND POLICY ON DEDUCTIBILITY OF COMPENSATION--Section 162(m) of the Internal Revenue Code provides that a company may not take a tax deduction for that portion of the annual compensation paid to an executive officer in excess of $1 million, unless certain exemption requirements are met. Resonate's stock option plans are designed to meet the exemption requirements of Section 162(m). The compensation committee has determined at this time not to seek to qualify Resonate's remaining executive officer compensation programs under Section 162(m). None of the compensation paid to the Company's executive officers in 2001 was subject to Section 162(m).

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

                                                RESPECTFULLY SUBMITTED BY THE
                                                COMPENSATION COMMITTEE

                                                I. Robert Greene
                                                John S. McFarlane




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


                             STOCK PRICE PERFORMANCE

The following graph shows a comparison of cumulative total stockholder returns for Resonate's Common Stock, the Nasdaq Stock Market Index for U.S. Companies, and the JP Morgan H&Q Computer Software Index. The graph assumes the investment of $100 on August 2, 2000, the date of Resonate's initial public offering. The data regarding Resonate assumes an investment at the initial public offering price of $21.00 per share of Resonate's Common Stock. The performance shown is not necessarily indicative of future performance.

           COMPARISON OF CUMULATIVE TOTAL RETURN AMONG RESONATE INC.,
                   NASDAQ STOCK MARKET (U.S.), AND JP MORGAN
                           H&Q COMPUTER SOFTWARE INDEX


                               8/2/00 9/30/00 12/31/00 3/31/01 6/30/01 9/30/01 12/31/01
                               ------ ------- -------- ------- ------- ------- --------
Resonate Inc. (RSNT)           100.00 188.10    45.20   14.90   19.76   17.62    13.33
------------------------------ ------ ------- -------- ------- ------- ------- --------
Nasdaq Stock Market (U.S.)     100.00 100.39    67.53   50.30   59.06   40.97    53.31
------------------------------ ------ ------- -------- ------- ------- ------- --------
JP Morgan H&Q Computer
Software Index                 100.00 132.24    95.23   51.67   69.11   37.52    58.48
------------------------------ ------ ------- -------- ------- ------- ------- --------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth certain information regarding beneficial ownership of Resonate's common stock as of February 28, 2002 by (i) each director of Resonate, (ii) Resonate's Chief Executive Officer and each of the four other most highly compensated executive officers of Resonate's during fiscal 2001, (iii) all directors and executive officers of Resonate as a group, and (iv) all those known by Resonate to be beneficial owners of more than five percent of outstanding shares of Resonate's common stock. This table is based on information provided to Resonate or filed with the Securities and Exchange Commission by Resonate's directors, executive officers and principal stockholders. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.
Unless otherwise indicated, the address of each stockholder listed in the following table is c/o Resonate Inc., 385 Moffett Park Drive, Sunnyvale, California 94089. Applicable percentage ownership in the following table is based on 27,088,657 shares of common stock outstanding as of February 28, 2002.



                                                                                 NUMBER OF
                                                                            SHARES BENEFICIALLY     PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWN                                                            OWNED (1)          BENEFICIALLY OWNED
----------------------------------------                                    -------------------     --------------------
5% STOCKHOLDERS:
Entities affiliated with Kleiner Perkins Caufield & Byers (2)                       3,136,345               11.6%
J.P. Morgan Partners (SBIC), LLC (formerly known as Chase Venture                   2,335,965                8.6
     Capital Associates, LLC) (3)
Dimension Fund Advisors                                                             1,953,300                7.2
Sun Microsystems, Inc.                                                              1,705,144                6.3
Entities affiliated with Lehman Brothers (4)                                        1,588,662                5.9

DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Peter R. Watkins (5)                                                                1,000,000                --
Christopher C. Marino (6)                                                           2,542,253                9.4
Robert C. Hausmann (7)                                                                610,994                1.2
David R. Guercio (8)                                                                  475,618                *
Karen S. Barnes (9)                                                                   466,000                *
Karen L. Styres (10)                                                                  476,250                *
Robert J. Finocchio, Jr. (11)                                                          68,500                *
I. Robert Greene (12)                                                                 333,567                1.2
John S. McFarlane (13)                                                                 68,500                *
Russell Siegelman (14)                                                              3,152,845               11.6
All directors and officers as a group (10 persons) (15)                             9,194,527               25.2

----------
*less than 1%

     (1) In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after February 28, 2002 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.
     (2) The aggregated shares listed for entities affiliated with Kleiner Perkins Caufield & Byers are owned as follows: KPCB Java Fund, LP owns 1,923,729 shares; Kleiner Perkins Caufield & Byers VIII, L.P. owns 1,072,141 shares; KPCB VIII Founder's Fund, L.P. owns 62,067 shares; and KPCB Information Sciences Zaibatsu Fund II, L.P. owns 78,408 shares. The address for Kleiner Perkins Caufield & Byers is 2750 Sand Hill Road, Menlo Park, California 94025. Includes 16,500 shares issuable upon exercise of options held by Mr. Greene within 60 days of February 28, 2002, of which 6,875 would be subject to a right of repurchase in our favor, which right lapses over time.
     (3) We have been informed by J.P. Morgan Partners (SBIC), LLC (formerly known as Chase Venture Capital Associates, LLC) that it is managed by J.P. Morgan Partners Capital Corp. (formerly known as Chase Capital Partners). Each of the general partners of J.P. Morgan Partners Capital Corp. disclaims beneficial ownership of the securities owned by J.P. Morgan Partners (SBIC), LLC to the extent it exceeds such partner's pecuniary interest therein. Affiliates of J.P. Morgan Partners (SBIC), LLC (the "JPMP Entities") are parties to certain co-invest arrangements with Flatiron Associates LLC (f/k/a Friends of Flatiron, LLC), Flatiron Fund 1998/99, LLC and Flatiron Partners LLC (collectively, the "Flatiron Investors") and/or affiliates of the Flatiron Investors (collectively, the "Flatiron Group"). The parties to such arrangements have agreed to a venture capital investment program for the purpose of making private investments primarily in the equity and 72 equity-related securities of early stage Internet companies (the "Program"). In substance, the Program is similar to a typical venture capital investment firm, with certain Flatiron Investors receiving the equivalent of a standard carried interest from the JPMP Entities. Upon the occurrence of certain contingencies that are outside the control of the JPMP Entities, certain JPMP Entities may acquire a pecuniary interest in the investments made by the Flatiron Investors. None of the JPMP Entities presently has any beneficial or pecuniary interest in the shares of the Issuer held by the Flatiron Investors. Each of the JPMP Entities and J.P. Morgan Partners (SBIC), LLC disclaims beneficial ownership of the Issuer's securities held by the Flatiron Group. The address of J.P. Morgan Partners (SBIC), LLC is 1221 Avenue of the Americas, New York, New York, 10020.
     (4) The aggregated shares listed for entities affiliated with Lehman Brothers are owned as follows: LB I Group Inc. owns 1,251,850 shares; Lehman Brothers MBG Venture Capital Partners 1998 (A) L.P. owns 58,767 shares; Lehman Brothers MBG Venture Capital Partners 1998 (B) L.P. owns 1,085 shares; Lehman Brothers MBG Venture Capital Partners 1998 (C) L.P. owns 6,690 shares; and Lehman Brothers VC Partners L.P. owns 270,270 shares. The address for Lehman Brothers is 3 World Financial Center, 18th Floor, New York, New York. We have been informed by Lehman Brothers that there is no natural person or persons who exercise sole or shared dispositive powers over the shares of record held by Lehman Brothers. The entities invested in Resonate are under control by subsidiaries of Lehman Brothers Holdings, Inc., a publicly held corporation. The executive officers of Lehman Brothers Holdings, Inc., as reported in that entity's public filings, may exercise voting powers over the shares.
     (5) Includes 1,000,000 shares issuable upon exercise of options held by Mr. Watkins within 60 days of February 28, 2002, of which 687,505 would be subject to a right of repurchase in our favor, which right lapses over time.
     (6) Includes 107,000 shares held by the Marino Children's Trust dated December 9, 1999. At February 28, 2002, all shares held by Mr. Marino were fully vested.
     (7) Includes 329,494 shares held by the Robert C. Hausmann and Lori Anne Hausmann Living Trust dated November 21, 1991. At February 28, 2002, 142,513 shares held by Mr. Hausmann and the trust were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 281,500 shares issuable upon exercise of options held by Mr. Hausmann within 60 days of February 28, 2002, of which 247,698 would be subject to a right of repurchase in our favor, which right lapses over time.
     (8) At February 28, 2002, 5,700 shares held by Mr. Guercio were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 400,468 shares issuable upon exercise of options held by Mr. Guercio within 60 days of February 28, 2002, 332,467 of which would be subject to a right of repurchase in our favor, which right lapses over time.
     (9) At February 28, 2002, 64,510 shares held by Ms. Barnes were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 268,568 shares issuable upon exercise of options held by Ms. Barnes within 60 days of February 28, 2002, of which 235,415 would be subject to a right of repurchase in our favor, which right lapses over time.
    (10) Includes 345,980 shares issuable upon exercise of options held by Ms. Styres within 60 days of February 28, 2002, of which 287,023 would be subject to a right of repurchase in our favor, which right lapses over time.
    (11) At February 28, 2002, 22,750 shares held by Mr. Finocchio were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 16,500 shares issuable upon exercise of options held by Mr. Finocchio within 60 days of February 28, 2002, of which 6,875 would be subject to a right of repurchase in our favor, which right lapses over time.
    (12) Includes 119,969 shares held by the Flatiron Fund LLC, 175,218 shares held by the Flatiron Fund 1998/99 LLC and 17,880 shares held by Flatiron Associates, LLC. Mr. Greene disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Includes 20,500 shares issuable upon exercise of options held by Mr. Greene within 60 days of February 28, 2002, of which 8,542 would be subject to a right of repurchase in our favor, which right lapses over time.
    (13) Includes 52,000 shares held by John S. McFarlane and Janet E. McFarlane, Trustees, or their successors, under the McFarlane Revocable Family Trust, Dated November 22, 1999. At February 28, 2002, 22,750 shares held by the trust were unvested and subject to a right of repurchase in our favor, which right lapses over time. Includes 16,500 shares issuable upon exercise of options held by Mr. McFarlane within 60 days of February 28, 2002, of which 6,875 would be subject to a right of repurchase in our favor, which right lapses over time.
    (14) Includes 3,136,345 shares held by entities associated with Kleiner Perkins Caufield & Byers. Mr. Siegelman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Includes 16,500 shares issuable upon exercise of options held by Mr. Siegelman within 60 days of February 28, 2002, of which 6,875 would be subject to a right of repurchase in our favor, which right lapses over time.
    (15) Includes 258,223 shares which were unvested at February 28, 2002 and subject to a right of repurchase in our favor, which right lapses over time. Includes 2,366,516 shares issuable upon exercise of options within 60 days of February 28, 2002, of which 1,819,275 would be subject to a right of repurchase in our favor, which right lapses over time.



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

EMPLOYEE LOANS

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

     We have the right to repurchase unvested shares from Mr. Hausmann if his service with us terminates, which right lapses over four years after the date of grant, absent any accelerating event.

     On January 25, 2001, Mr. Guercio borrowed $150,000 from Resonate by signing a full recourse five-year promissory note secured by 91,400 shares of our common stock owned by Mr. Guercio. The note bears interest at a rate of 6.25% per annum.


STOCK REPURCHASES

     In November 2001, our Board of Directors authorized a stock repurchase program. The program allows us to purchase up to $4 million of our common stock in the open market from time to time. As of December 31, 2001, we purchased 700,000 shares at a weighted average purchase price of $2.25 per share.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

     The consolidated financial statements of the registrant as set forth under
Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2)  FINANCIAL STATEMENT SCHEDULE

     Schedule II - Valuation and Qualifying Accounts is filed on page 66 of this Annual Report on Form 10-K.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

     The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a)(1) and 14 (a)(2), is filed on page 32 of this Annual Report on Form 10-K.

 (a)(3) EXHIBITS

3.1*   Restated Certificate of Incorporation of the Registrant.

3.2    Bylaws of the Registrant, as amended on January 24, 2002.

4.1*   Form of Specimen Certificate for Registrant's common stock.

10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*  1996 Stock Plan and form of agreement thereunder.

10.3*  2000 Stock Plan and form of agreement thereunder.

10.4 2000 Employee Stock Purchase Plan and form of agreement thereunder, as amended on January 24, 2002.

10.5*  Fifth Amended and Restated Investor Rights Agreement dated July 6, 2000.

10.6*  Lease in Sunnyvale, California.

10.7*  Java License from Sun Microsystems, Inc.

10.8   Channel License Agreement with BEA Systems.

21.1** Subsidiaries of the Registrant.

23.1   Consent of Independent Accountants.

24.1   Power of Attorney (See Page 67)

99.1** Employment Agreement between Mr. Peter R. Watkins and Resonate Inc.

----------
* Incorporated by reference to the registrant's Registration Statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.
** Incorporated by reference to the registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

 (b)     REPORTS ON FORM 8-K

     None.

 (c)     EXHIBITS

See (a)(3) above.

 (d)     FINANCIAL STATEMENT SCHEDULE

See (a)(2) above.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                              BALANCE AT    CHARGED TO                   BALANCE AT
                                             BEGINNING OF    COSTS AND                     END OF
DESCRIPTION                                     PERIOD       EXPENSES     DEDUCTIONS       PERIOD
-----------                                     ------       --------     ----------       ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1999                $    (21)        $  (79)        $    --      $  (100)

Year ended December 31, 2000                    (100)          (456)            156         (400)

Year ended December 31, 2001                    (400)          (396)            396         (400)


SALES RETURNS RESERVE:

Year ended December 31, 1999                $     --         $   --         $    --      $    --

Year ended December 31, 2000                      --           (103)             53          (50)

Year ended December 31, 2001                     (50)            --              --          (50)


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sunnyvale, State of California on the 27th day of March 2002.

                                    RESONATE  INC.

                                    By:  /s/ PETER R. WATKINS
                                         -------------------------
                                         Peter R. Watkins
                                         Chairman of the Board, President and
                                         Chief Executive Officer

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


SIGNATURE                       TITLE                             DATE
---------                       -----                             ----

/s/ PETER R. WATKINS            Chairman of the Board,
--------------------            President and Chief
Peter R. Watkins                Executive Officer and
                                 (Principal Executive Officer)   March 27, 2002


/s/ ROBERT C. HAUSMANN          Chief Financial Officer
----------------------          (Principal Financial and
Robert C. Hausmann               Accounting Officer)             March 27, 2002


/s/ CHRISTOPHER C. MARINO       Founder, Corporate
-------------------------       Vice President and Director      March 27, 2002
Christopher C. Marino


/s/ I. ROBERT GREENE            Director                         March 27, 2002
--------------------
I. Robert Greene


/s/ ROBERT J. FINOCCHIO, JR.    Director                         March 27, 2002
----------------------------
Robert J. Finocchio, Jr.


/s/ RUSSELL SIEGELMAN           Director                         March 27, 2002
---------------------
Russell Siegelman


/s/ JOHN S. MCFARLANE           Director                         March 27, 2002
---------------------
John S. McFarlane

                                 EXHIBIT INDEX


EXHIBIT         DESCRIPTION
-------         -----------

3.1*   Restated Certificate of Incorporation of the Registrant.

3.2    Bylaws of the Registrant, as amended on January 24, 2002.

4.1*   Form of Specimen Certificate for Registrant's common stock.

10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*  1996 Stock Plan and form of agreement thereunder.

10.3*  2000 Stock Plan and form of agreement thereunder.

10.4 2000 Employee Stock Purchase Plan and form of agreement thereunder, as amended on January 24, 2002.

10.5*  Fifth Amended and Restated Investor Rights Agreement dated July 6, 2000.

10.6*  Lease in Sunnyvale, California.

10.7*  Java License from Sun Microsystems, Inc.

10.8   Channel License Agreement with BEA Systems.

21.1** Subsidiaries of the Registrant.

23.1   Consent of Independent Accountants.

24.1   Power of Attorney (See Page 67)

99.1** Employment Agreement between Mr. Peter R. Watkins and Resonate Inc.

----------
* Incorporated by reference to the registrant's Registration Statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.
** Incorporated by reference to the registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.