Form 10-Q
period 2002-03-31
RESONATE INC
filed 2002-05-10
CIK 1026380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of April 30, 2002 was 27,105,736.

                                  RESONATE INC.
                                      INDEX

                                                                           Page
                                                                           ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of
       March 31, 2002 and December 31, 2001................................  3

       Condensed Consolidated Statements of Operations for the
       three-month periods ended March 31, 2002 and 2001...................  4

       Condensed Consolidated Statements of Cash Flows for the
       three-month periods ended March 31, 2002 and 2001...................  5

       Notes to the Condensed Consolidated Financial Statements............  6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of
       Operations..........................................................  11
       Risk Factors........................................................  17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks....  26

PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................  26

   Item 2.  Changes in Securities and Use of Proceeds......................  27

   Item 3.  Defaults Upon Senior Securities................................  27

   Item 4.  Submission of Matters to a Vote of Security Holders............  27

   Item 5.  Other Information..............................................  27

   Item 6. Exhibits and Reports on Form 8-K................................  27

Signatures.................................................................  29

PART I:       FINANCIAL INFORMATION
ITEM 1:       FINANCIAL STATEMENTS

                                  RESONATE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                           March 31,       December 31,
                                                             2002              2001
                                                          -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                             $     30,468     $     30,349
   Short-term investments                                      44,571           51,998
   Accounts receivable, net                                     2,574            2,714

   Prepaid expenses and other current assets                    1,243              982
                                                          -----------      -----------
     Total current assets                                      78,856           86,043

Property and equipment, net                                     2,788            3,287
Other assets                                                      505              505
                                                          -----------      -----------

       Total assets                                      $     82,149     $     89,835
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Debt, current                                         $      1,123     $      1,585
   Accounts payable                                               973            1,671
   Accrued liabilities                                          2,467            3,582
   Deferred revenue                                             3,859            3,866
   Capital lease obligation, current                               --              471
                                                          -----------      -----------
     Total current liabilities                                  8,422           11,175

Debt, long-term                                                   583              833
                                                          -----------      -----------
       Total liabilities                                        9,005           12,008
                                                          -----------      -----------

Stockholders' equity:
     Common stock                                                   3                3
     Additional paid-in capital                               183,975          184,942
     Notes receivable from stockholders                          (302)            (759)
     Unearned stock-based compensation                         (1,910)          (2,890)
     Accumulated deficit                                     (108,622)        (103,469)
                                                          -----------      -----------
       Total stockholders' equity                              73,144           77,827
                                                          -----------      -----------

       Total liabilities and stockholders' equity        $     82,149     $     89,835
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

                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                          2002           2001
                                                     -----------     -----------
Revenue:
   Product                                           $     1,163     $     1,657
   Services                                                1,581           1,465
                                                     -----------     -----------
       Total revenue                                       2,744           3,122
                                                     -----------     -----------

Cost of revenue:
   Product                                                    63              64
   Services (including stock-based compensation
           of $101 and $152, respectively)                   723           1,134
                                                     -----------     -----------
       Total cost of revenue                                 786           1,198
                                                     -----------     -----------

       Gross profit                                        1,958           1,924

Operating expenses:
   Research and development (including stock-based
           compensation of  $(131) and $(111),
           respectively)                                   2,750           3,440
   Sales and marketing (including stock-based
       compensation of $64 and $226, respectively)         3,589           6,186
   General and administrative (including stock-
       based compensation of $(123) and $639,
           respectively)                                   1,086           2,882
                                                     -----------     -----------
       Total operating expenses                            7,425          12,508
                                                     -----------     -----------

Loss from operations                                      (5,467)        (10,584)
Interest and other income                                    504           1,483
Interest and other expenses                                 (190)           (208)
                                                     ------------    ------------
Net loss                                             $    (5,153)    $    (9,309)
                                                     ============    ===========

Net loss per share:
    Basic and diluted                                $    (0.19)     $     (0.35)
                                                     ===========     ===========
   Shares used in per share calculation                   26,784          26,431
                                                     ===========     ===========

   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Three Months
                                                                                     Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                               2002           2001
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $    (5,153)   $    (9,309)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                             705            699
         Provision for doubtful accounts                                             2            170
         Stock-based compensation                                                  (89)           906
         Amortization of stock options issued for services                           8             36
         Warrant related interest expense                                           --             31
         Changes in assets and liabilities:
              Accounts receivable                                                  138          3,253
              Prepaid expenses and other current assets                           (262)           349
              Other assets                                                          --           (410)
              Accounts payable                                                    (697)           174
              Accrued liabilities                                               (1,115)          (913)
              Deferred revenue                                                      (7)          (555)
                                                                           ------------   ------------

              Net cash used in operating activities                             (6,470)        (5,569)
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (205)          (391)
     Proceeds from maturities or sales of short-term investments                29,660         32,145
     Purchase of short-term investments                                        (22,394)       (16,578)
                                                                           -----------    -----------

              Net cash provided by investing activities                          7,061         15,176
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                 (712)          (757)
     Principal payments under capital lease obligations                           (471)          (423)
     Payments for stock repurchases                                                 --           (114)
     Repayment of notes receivable                                                 457             --
     Proceeds from issuance of common stock upon exercise
       of stock options and employee stock purchase plan                           254            966
                                                                           -----------    -----------

              Net cash used in financing activities                               (472)          (328)
                                                                           ------------   ------------

Net increase in cash and cash equivalents                                          119          9,279

Cash and cash equivalents at beginning of period                                30,349         76,053
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    30,468    $    85,332
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

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Prepaid amounts are recorded as deferred revenue and are recognized as revenue over the term of the arrangement. Revenue recognized under such arrangements for the three months ended March 31, 2002 and 2001 was not significant.

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

     During the three months ended March 31, 2002, one customer accounted for 13% of our total revenue. During the three months ended March 31, 2001, no customer accounted for more than 10% of our total revenue.

     At March 31, 2002, two customers accounted for 23% and 21% of total accounts receivable. At December 31, 2001, two customers accounted for 17% and 11% of total accounts receivable.

     NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of common stock since their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2002          2001
                                                       ---------    ---------

Net loss                                               $  (5,153)   $  (9,309)
                                                       ==========   ==========

Basic and diluted:
     Weighted average shares                              27,045       27,527
Weighted average common stock subject to repurchase         (261)      (1,096)
                                                       ----------   ----------
     Shares used in computing basic and diluted net
         loss per share                                   26,784       26,431
                                                       =========    =========

     Basic and diluted net loss per share              $  (0.19)    $  (0.35)
                                                       =========    =========

     The following table sets forth the outstanding potential shares as of March 31, 2002 of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2002          2001
                                                       ---------    ---------

Common stock equivalents:
     Employee stock options                                3,402        3,061
     Common stock subject to repurchase agreements           261        1,096
                                                       ---------    ---------
                                                           3,663        4,157
                                                       =========    =========

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

     SEGMENT INFORMATION

     During the period presented, we operated in a single business segment. We sell our products, solutions and services through direct and indirect channels primarily in North America, Europe and Asia Pacific. For geographic reporting, revenues are attributed to the geographic location in which the customer is located. Identifiable long-lived assets for all foreign locations were insignificant for all periods presented.

     The following table sets forth our revenue by geographic area for the periods indicated (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2002          2001
                                                       ---------    ---------

     North America (primarily within the U.S.)         $   2,549    $   2,713
     Europe and Asia Pacific                                 195          409
                                                       ---------    ---------
                                                       $   2,744    $   3,122
                                                       =========    =========

     RECLASSIFICATION

     Certain reclassifications have been made to prior period financial statements to conform to the current year presentation with no effect on previously reported net loss or accumulated deficit.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standard No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, or APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and also amends Accounting Research Bulletin No. 51, or ARB No. 51, Consolidated Financial Statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 does not currently have a material effect on our results of operations or financial position.

     In the first quarter of 2002, we adopted Emerging Issues Task Force No. 01-09, or EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which addresses certain aspects of sales incentives and codifies the following issues: EITF Issue No. 00-14, Accounting for Certain Sales Incentives, EITF Issue no. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, EITF Issue No. 00-22, Accounting for Points and Certain Other Time-or-Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The adoption of this EITF did not have a material impact on our financial statements.

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

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering ("IPO"), and various of our officers and directors. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

     In January 2002, we received a Demand for Arbitration from the individual who transferred the domain name "resonate.com" to the Company in 1998. This dispute is currently pending before the American Arbitration Association and no hearing date has yet been set. Although there can be no assurances that we will prevail in the arbitration, we believe that we have meritorious defenses to the claims asserted against us in the Demand for Arbitration and intend to defend this action vigorously.

     We are also involved in disputes in the normal course of business. We do not believe that the outcome of any of these disputes will have a material effect on our business, financial condition or results of operations.

NOTE 4.   STOCK OPTION EXCHANGE

     In June 2001, Resonate's Board of Directors approved a stock option exchange program. Under the program, all eligible employees based in the United States, excluding executive officers and outside directors, were given the opportunity to return one or more stock options previously granted to them in exchange for a promise to receive one or more new stock options to be granted at least six months and one day from the date the old options were cancelled, provided the individual is still employed or providing service on such date. The participation deadline for this program was July 27, 2001. The number of shares subject to the new options was equal to the number of shares subject to the old options adjusted for terminations, and the exercise price of the new options was $3.20 per share, which represented the fair market value of our common stock on January 31, 2002, the date the new options were granted. The new options have the same vesting start date as the old options and were immediately exercisable as to vested shares when granted. In total, 611,548 stock options were returned to us and cancelled as a result of this program. On January 31, 2002, 516,548 stock options were issued under the stock option exchange program. We did not incur any non-cash compensation costs relating to the stock option exchange program.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included under Item 1 beginning on page 3 of this report, the section entitled "Risk Factors" on page 17 in this report and our Annual Report on Form 10-K filed on March 28, 2002 with the Securities and Exchange Commission.

OVERVIEW

     We develop and market software solutions for enterprises that wish to guarantee end-user response time and service levels of business-critical applications while cutting operating costs. Resonate Commander Solutions significantly reduces problem resolution time while it simultaneously ensures transaction completion by routing end-users around problems.

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

     We market and sell our software products through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value-added resellers, and system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. We derived revenue of $104,000 from these reseller arrangements for the three months ended March 31, 2002 compared to $170,000 for the three months ended March 31, 2001.

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

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Prepaid amounts are recorded as deferred revenue and are recognized as revenue over the term of the arrangement. Revenue recognized under such arrangements for the three months ended March 31, 2002 and 2001 was not significant.

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

     Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms, if any, when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance at March 31, 2002 was $2.6 million, net of allowance for doubtful accounts of $400,000.

     Similarly, our management must assess the likelihood that our deferred tax assets will be recovered from future taxable income; and to the extent we believe that recovery is not likely, we have established valuation allowances against the deferred taxes. We have provided a full valuation allowance for our deferred tax assets since the realization of these future benefits cannot be sufficiently assured.

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
                                                   2002         2001
                                                 --------     ---------
Revenue:
   Product                                           42.4%         53.1%
   Services                                          57.6          46.9
                                                 --------     ---------
       Total revenue                                100.0         100.0
                                                 --------     ---------
Cost of revenue:
   Product                                            2.3           2.0
   Services                                          26.3          36.3
                                                 --------     ---------
       Total cost of revenue                         28.6          38.3
                                                 --------     ---------
Gross profit                                         71.4          61.7
                                                 --------     ---------
Operating expenses:
   Research and development                         100.2         110.2
   Sales and marketing                              130.8         198.1
   General and administrative                        39.6          92.3
                                                 --------     ---------
       Total operating expenses                     270.6         400.6
                                                 --------     ---------
Loss from operations                               (199.2)       (338.9)
Interest and other income                            18.4          47.5
Interest and other expenses                          (6.9)         (6.7)
                                                 ---------      --------
Net loss                                           (187.7)%      (298.1)%
                                                 =========    ==========


REVENUE

     Our total revenue was $2.7 million for the three months ended March 31, 2002 and $3.1 million for the three months ended March 31, 2001. Total revenue was comprised of sales of software products and solutions and related service fees from implementation, consulting, training and support.

     The decrease in our revenue was primarily due to a slowdown in the global economy, particularly in the technology sector, resulting in delays or cancellations in anticipated sales to new and existing customers. The decrease in our revenue from the first quarter of 2002 versus the first quarter of 2001 was also attributed in part to our transition from selling primarily traffic management products to selling solutions more focused on active service level management. Since our active service level management solutions are more expensive and provide a much wider range of functions than traffic management products, the sales cycle has been longer as more senior level participation from customers is generally required before a purchase is made.

     Product revenue was $1.2 million or 42.4% of total revenue for the three months ended March 31, 2002 and $1.7 million or 53.1% of total revenue for the three months ended March 31, 2001. Services revenue was $1.6 million or 57.6% of total revenue for the three months ended March 31, 2002 and $1.5 million or 46.9% of total revenue for the three months ended March 31, 2001. Our revenue mix changed from prior periods as a result of generating higher revenues from renewals of our maintenance contracts for existing customers compared to new sales of products and services to new and existing customers during the three months ended March 31, 2002. We believe our revenue mix will consist of 55-60% product revenue and 40-45% service revenue.

     During the three months ended March 31, 2002, one customer, E*Trade Group, accounted for 13% of our total revenue. During the three months ended March 31, 2001, no customer accounted for more than 10% of our total revenue.

COST OF REVENUE

     Cost of revenue was $685,000 for the three months ended March 31, 2002 and $1.0 million for the three months ended March 31, 2001, excluding stock-based compensation charges of $101,000 in 2002 and $152,000 in 2001. The decrease in our cost of revenue is primarily attributed to a decrease in our personnel-related expenses for our professional services organization. Our professional services headcount decreased from 20 at March 31, 2001 to 13 at March 31, 2002. Our cost of product revenue includes expenses incurred to manufacture, package and distribute software products and solutions and related documentation. Our cost of services revenue includes salaries and related expenses for our implementation, consulting support, and training organizations and an allocation of facilities and communications expenses. We believe that our cost of revenue, excluding stock-based compensation charges, will be 20-25% of total revenue for the quarter ended June 30, 2002, as we expect our existing professional services organization to continue to support new and existing customers. We expect cost of services revenue as a percentage of services revenue to vary from period to period depending on the mix of services we provide and the overall utilization rates of professional services staff.


OPERATING EXPENSES

     Research and Development

     Research and development expenses were $2.9 million for the three months ended March 31, 2002 and $3.6 million for the three months ended March 31, 2001, excluding stock-based compensation charges of $(131,000) in 2002 and $(111,000) in 2001. Substantially all of the decrease in research and development expenses was related to a decrease in the number of software engineers and other technical staff as well as related consulting expenses and other employee expenses, including recruiting fees. Research and development personnel decreased from 77 at March 31, 2001 to 59 at March 31, 2002. We believe that research and development expenses, in absolute dollars, excluding stock-based compensation charges, will remain consistent in the quarter ended June 30, 2002 relative to the levels of the quarter ended March 31, 2002. We expect to continue to develop new products and product enhancements with the investments we have made to date in the research and development infrastructure while monitoring our spending closely. Research and development expenses as a percentage of total revenue may fluctuate from period-to-period.

     Sales and Marketing

     Sales and marketing expenses were $3.5 million for the three months ended March 31, 2002 and $6.0 million for the three months ended March 31, 2001, excluding stock-based compensation charges of $64,000 in 2002 and $226,000 in 2001. The decrease in sales and marketing expenses is attributed primarily to a decrease in sales and marketing personnel. Sales and marketing personnel decreased from 103 at March 31, 2001 to 68 at March 31, 2002. Personnel related expenses such as salaries, recruiting fees, facilities expenses, travel and entertainment and phone charges represented approximately 81% of the decrease in sales and marketing expenses from the three months ended March 31, 2001. We believe that sales and marketing expenses, in absolute dollars, excluding stock-based compensation charges, will decrease in the quarter ended June 30, 2002 from the levels of the first quarter ended March 31, 2002 as we expect to continue to focus our sales and marketing efforts on increasing market penetration into the enterprise while monitoring our sales and marketing expenses closely. Sales and marketing expenses may fluctuate as a percentage of total revenue from period-to-period.

     General and Administrative

     General and administrative expenses were $1.2 million for the three months ended March 31, 2002 and $2.2 million for the three months ended March 31, 2001, excluding stock-based compensation charges of $(124,000) in 2002 and $639,000 in 2001. The decrease in general and administrative expenses is primarily attributable to costs relating to the transition of our chief executive officer in February 2001 and additional bad debt expenses incurred during the three months ended March 31, 2001. The decrease is also attributed to reduced general and administrative personnel. General and administrative personnel decreased from 35 at March 31, 2001 to 22 at March 31, 2002. We believe that general and administrative expenses, in absolute dollars, excluding stock-based compensation charges, will be consistent in the quarter ended June 30, 2002 relative to the levels of the quarter ended March 31, 2002. General and administrative expenses may fluctuate as a percentage of total revenue from period-to-period.

     Stock-Based Compensation

     Stock-based compensation consisted of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. Of the total unearned stock-based compensation, $(89,000) was amortized in the three months ended March 31, 2002 compared to $906,000 amortized in the three months ended March 31, 2001. The decrease is attributed primarily to options cancelled in connection with terminated employees. The remaining unearned stock-based compensation is expected to be amortized as follows: $1.3 million in 2002, $626,000 in 2003 and $7,000 in 2004.

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


INTEREST AND OTHER INCOME

     For the three months ended March 31, 2002, we had interest and other income of approximately $504,000 compared to $1.5 million for the three months ended March 31, 2001. The decrease in interest and other income resulted from a lower interest rate environment and lower average cash and investment balances compared to the three months ended March 31, 2001.


INTEREST AND OTHER EXPENSES

     For the three months ended March 31, 2002, we had interest and other expenses of approximately $190,000 compared to $208,000 for the three months ended March 31, 2001. Interest and other expenses consist primarily of interest incurred on our outstanding debt and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations through March 31, 2002 primarily through previous private placements and public offering of equity securities and to a lesser extent, revenue, subordinated debt and lines of credit. As of March 31, 2002, our principal sources of liquidity included $75.0 million of cash, cash equivalents and investments.

     Net cash used in operating activities during the three months ended March 31, 2002 was $6.5 million and was attributable to a net loss of $5.2 million before stock-based compensation charges of $(89,000) and charges for stock options issued for services of $8,000. Cash provided by operating activities resulted from decreases in accounts receivable of $138,000 and add back of non-cash items for depreciation and amortization of $705,000 and provision for doubtful accounts of $2,000. Cash provided by operating activities was offset by decreases in accounts payable of $698,000, accrued payroll and other liabilities of $1.1 million and increase in prepaid expenses of $262,000. The decreases in accounts payable and accrued liabilities were attributed primarily to closely monitoring expenses and reduced headcount.

     Net cash provided by investing activities during the three months ended March 31, 2002 was $7.1 million and resulted primarily from the purchases of $22.4 million in investments and purchases of property and equipment of $205,000, offset by proceeds from the sale and maturities of short-term investments of $29.7 million. The increase in net cash provided by investing activities resulted primarily from the increased conversion of short-term investments to cash used to support our operations.

     Net cash used in financing activities totaled $472,000 resulting from repayments of debt and capital lease obligations of $1.2 million, offset by proceeds from the issuance of common stock in connection with the exercise of stock options and purchase of common stock through our employee stock purchase plan of $254,000 and payment of notes receivable of $457,000.

     We believe that our current cash balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and also amends ARB No. 51, Consolidated Financial Statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 does not currently have a material effect on our results of operations or financial position.

     In the first quarter of 2002, we adopted EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which addresses certain aspects of sales incentives and codifies the following issues: EITF Issue No. 00-14, Accounting for Certain Sales Incentives, EITF Issue no. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, EITF Issue No. 00-22, Accounting for Points and Certain Other Time-or-Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The adoption of this EITF did not have a material impact on our financial statements.

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

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN OR DO NOT IMPROVE.

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

     Our software products, solutions and services are designed for customers that use the Internet and Internet-based technologies to conduct business. Many companies that may require our solutions are continuing to experience a general slowdown in business and are re-evaluating the cost of using the Internet and Internet-based technologies to conduct business as well as the necessity to make significant capital investments for their infrastructures. Economic slowdowns may also adversely affect the ability of some of our customers to timely fulfill their payment obligations to us. To the extent we are required to write off more accounts receivable, sales cycles lengthen or customers cancel orders, our results of operations will be harmed.

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

 - Announcement or market acceptance of new products or product enhancements offered by our competitors

 - Acceptance of our Resonate Commander Solutions

 - The mix of channels through which we sell our products and solutions

 - The timing and number of orders from companies who sell our products and solutions through our indirect distribution channel

 - The size and timing of large transactions may yield revenue fluctuations that are inconsistent with prior or subsequent periods

 - Deferrals or cancellations of orders resulting from uncertain domestic and international political, economic and social environments

     Because of these and possibly other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indicator of our future performance. Our operating results have been below analysts' expectations in the past and will likely also be below the expectations of public market analysts and investors in some future quarter or quarters. If this occurs, the price of our common stock will probably decline.

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

     We compete in the traffic management market against vendors of hardware products. As the prices of the hardware products are reduced over time, the prices for our software products and solutions could become less competitive, and the ensuing competition could also erode the price we can charge for our products and solutions.

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

IF WE DO NOT DEVELOP OUR DIRECT AND INDIRECT SALES CHANNELS EFFECTIVELY, OUR ABILITY TO SUSTAIN OR INCREASE OUR SALES WILL BE HARMED.

     In order to increase the sales of our products, solutions and services, we need to develop our direct and indirect sales channels effectively. If we are unable to develop both our direct and indirect sales channels effectively, our ability to increase revenue could be seriously harmed. In North America, we currently sell our products and solutions directly and indirectly through companies with whom we have established sales channel relationships. Outside North America, we derive a significant portion of our revenue through our indirect sales channels.

     Our sales and distribution strategy depends principally on:

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

     Outside of North America, we have only limited experience in marketing, selling and supporting our products and solutions internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 7% of our revenue for the three months ended March 31, 2002.

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

 - Fluctuations in the value of the U.S. dollar relative to other currencies

 - Potentially adverse tax consequences

 - Political and economic instability

 - Costs relating to the granting of equity to international employees

Any of these factors could impair our ability to operate effectively in international markets and generate significant revenue.

OUR INTELLECTUAL PROPERTY COULD BE USED BY OTHERS WITHOUT OUR CONSENT BECAUSE PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with our employees and consultants and confidentiality and/or license agreements with our corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches. Any actions taken by us to enforce our intellectual property rights could result in significant expense to us and the diversion of management time and other resources.

     In September 2000, we filed a lawsuit for patent infringement against Alteon Websystems, which has since been acquired by Nortel Networks. This action has required us to expend significant financial resources to protect our intellectual property, and has consumed valuable management time. In November 2001, the United States District Court, Northern District of California, issued a claim construction ruling that we believe prevents us from prevailing in the case. The case is currently on appeal. We will continue to expend financial resources as the case proceeds.

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

     As of April 30, 2002, our executive officers, directors and 5% stockholders and their affiliates beneficially own, in the aggregate, approximately 52.6% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

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

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering ("IPO"), and various of our officers and directors. The lawsuit, captioned In re Resonate Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-11245, generally alleges undisclosed and improper practices by the underwriters concerning the allocation of our IPO shares, in violation of federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from August 2, 2000 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies.

All of these have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

     The net proceeds from our initial public offering, which closed in August 2000, were not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which our stockholders may not agree. As of March 31, 2002, we used approximately $13 million of the proceeds from our initial public offering, of which $1.6 million was used to repurchase our common stock and $11.4 million was used for working capital purposes.

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

     We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. We purchase only high-grade investments rated A or above with original maturities of no more than thirteen months. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value. The average original maturity of investments in our portfolio was approximately 313 days and the average remaining maturity of investments in our portfolio was approximately 164 days as of March 31, 2002. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously harm interest income of our investment portfolio. Currently, we do not hedge these interest rate exposures.

     As of March 31, 2002, we had total short-term debt outstanding of $1.1 million, which bears interest at rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $5,000.


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

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering ("IPO"), and various of our officers and directors. The lawsuit, captioned In re Resonate Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-11245, generally alleges undisclosed and improper practices by the underwriters concerning the allocation of our IPO shares, in violation of federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from August 2, 2000 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. We believe we have meritorious defenses to the claims against us and will defense ourselves vigorously.

     In January 2002, we received a Demand for Arbitration from the individual who transferred the domain name "resonate.com" to the Company in 1998. The Demand for Arbitration alleges, among other things, that we breached our obligations pursuant to our agreement with the individual by providing her with "restricted stock" rather than stock that was not encumbered with any restrictions. As a consequence, this individual alleges that she was unable to sell her Resonate stock when it was trading at its highest price, and that she is entitled to damages or, alternatively, to the return of her domain name and additional payments by us for our prior use of the domain name. This dispute is currently pending before the American Arbitration Association and no hearing date has yet been set. Although there can be no assurances that we will prevail in the arbitration, we believe that we have meritorious defenses to the claims asserted against us in the Demand for Arbitration and intend to defend this action vigorously.

     We are also involved in disputes in the ordinary course of business. We do not believe that the outcome of any of these disputes will have a material effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The net proceeds from our initial public offering, which closed in August 2000, were not allocated for specific uses other than working capital and general corporate purposes. As of March 31, 2002, of the proceeds from our initial public offering in August 2000, we used $1.6 million for the repurchase of 700,000 shares of our common stock and $11.4 million for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the three months ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

       Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1(1)   Restated Certificate of Incorporation of the Registrant.
3.2(2)   Bylaws of the Registrant, as amended on January 24, 2002.
4.1(1)   Form of Specimen Certificate for Registrant's common stock.
10.1(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)  1996 Stock Plan and form of agreement thereunder.
10.3(1)  2000 Stock Plan and form of agreement thereunder.
10.4(2) 2000 Employee Stock Purchase Plan and form of agreement thereunder, as amended on January 24, 2002.

10.5(1)  Fifth Amended and Restated Investor Rights Agreement dated
         July 6, 2000.
10.6(1)  Lease in Sunnyvale, California.
10.7(1)  Java License from Sun Microsystems, Inc.
10.8(2)  Channel License Agreement with BEA Systems.
99.1(3)  Employment Agreement between Mr. Peter R. Watkins and Resonate Inc.

----------
(1) Incorporated by reference to the registrant's registration statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.
(2) Incorporated by reference to the registrant's annual report on Form 10-K (File No. 000-31139) filed with the Securities and Exchange Commission on March 28, 2002.
(3) Incorporated by reference to the registrant's annual report on Form 10-K (File No. 000-31139) filed with the Securities and Exchange Commission on March 27, 2001.

(b) Reports on Form 8-K

       We did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RESONATE INC.



Date: May 10, 2002                   /s/Peter R. Watkins
                                     ------------------------------------------
                                     Peter R. Watkins
                                     President and Chief Executive Officer


                                     /s/Robert C. Hausmann
                                     ------------------------------------------
                                     Robert C. Hausmann
                                     Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number     Description
------     -----------

3.1(1)   Restated Certificate of Incorporation of the Registrant.
3.2(2)   Bylaws of the Registrant, as amended on January 24, 2002.
4.1(1)   Form of Specimen Certificate for Registrant's common stock.
10.1(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)  1996 Stock Plan and form of agreement thereunder.
10.3(1)  2000 Stock Plan and form of agreement thereunder.
10.4(2) 2000 Employee Stock Purchase Plan and form of agreement thereunder, as amended on January 24, 2002.
10.5(1)  Fifth Amended and Restated Investor Rights Agreement dated
         July 6, 2000.
10.6(1)  Lease in Sunnyvale, California.
10.7(1)  Java License from Sun Microsystems, Inc.
10.8(2)  Channel License Agreement with BEA Systems.
99.1(3)  Employment Agreement between Mr. Peter R. Watkins and Resonate Inc.

----------
(1) Incorporated by reference to the registrant's registration statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.
(2) Incorporated by reference to the registrant's annual report on Form 10-K (File No. 000-31139) filed with the Securities and Exchange Commission on March 28, 2002.
(3) Incorporated by reference to the registrant's annual report on Form 10-K (File No. 000-31139) filed with the Securities and Exchange Commission on March 27, 2001.