Form 10-Q
period 2002-06-30
RESONATE INC
filed 2002-08-12
CIK 1026380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of July 31, 2002 was 27,277,894.

                                  RESONATE INC.
                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31,
         2001 (unaudited)...........................................................................   3

       Condensed Consolidated Statements of Operations for the three and six month
         periods ended June 30, 2002 and 2001 (unaudited)...........................................   4

       Condensed Consolidated Statements of Cash Flows for the six month periods ended
         June 30, 2002 and June 30, 2001 (unaudited)................................................   5

       Notes to the Condensed Consolidated Financial Statements.....................................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
        Operations..................................................................................  10
        Risk Factors................................................................................  16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks.............................  25

PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings.......................................................................  25

   Item 2.  Changes in Securities and Use of Proceeds...............................................  26

   Item 3.  Defaults Upon Senior Securities.........................................................  26

   Item 4.  Submission of Matters to a Vote of Security Holders.....................................  26

   Item 5.  Other Information.......................................................................  26

   Item 6. Exhibits and Reports on Form 8-K.........................................................  26

Signatures..........................................................................................  27

PART I:       FINANCIAL INFORMATION
ITEM 1:       FINANCIAL STATEMENTS

                                  RESONATE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                           June 30,        December 31,
                                                             2002              2001
                                                          -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                              $    40,922      $    30,349
   Short-term investments                                      29,972           51,998
   Accounts receivable, net                                     3,857            2,714
   Prepaid expenses and other current assets                      927              982
                                                          -----------      -----------
     Total current assets                                      75,678           86,043

Property and equipment, net                                     2,234            3,287
Other assets                                                      355              505
                                                          -----------      -----------

       Total assets                                       $    78,267      $    89,835
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Debt, current                                          $     1,000      $     1,585
   Accounts payable                                               774            1,671
   Accrued liabilities                                          2,780            3,582
   Deferred revenue                                             3,902            3,866
   Capital lease obligation, current                               --              471
                                                          -----------      -----------
     Total current liabilities                                  8,456           11,175

Debt, long-term                                                   333              833
                                                          -----------      -----------
       Total liabilities                                        8,789           12,008
                                                          -----------      -----------

Stockholders' equity:
     Common stock                                                   3                3
     Additional paid-in capital                               183,520          184,942
     Notes receivable from stockholders                          (302)            (759)
     Unearned stock-based compensation                         (1,254)          (2,890)
     Accumulated deficit                                     (112,489)        (103,469)
                                                          ------------     ------------
       Total stockholders' equity                              69,478           77,827
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $    78,267      $    89,835
                                                          ===========      ===========

   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                               --------------------------       --------------------------
                                                  2002           2001              2002           2001
                                               -----------    -----------       ----------     -----------
Revenue:
   Product                                     $     2,187    $     1,826       $    3,351     $     3,483
   Services                                          1,331          1,789            2,911           3,254
                                               -----------    -----------       ----------     -----------
       Total revenue                                 3,518          3,615            6,262           6,737

Cost of revenue:
   Product                                               9             63               72             127
   Services (including stock-based
       compensation of $99, $146, $200
       and $298, respectively)                         636          1,038            1,359           2,171
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                           645          1,101            1,431           2,298
                                               -----------    -----------       ----------     -----------

Gross profit                                         2,873          2,514            4,831           4,439

Operating expenses:
   Research and development (including
       stock-based compensation of $(13),
       $235, $(144) and $124, respectively)          2,692          3,607            5,442           7,047
   Sales and marketing (including stock-based
       compensation of $(166), $(634), $(101) and
       $(408), respectively)                         3,173          5,078            6,763          11,264
   General and administrative (including stock-
       based compensation of $153, $(957),
           $29 and $(318), respectively)             1,245          1,377            2,330           4,260
                                               -----------    -----------       ----------     -----------
       Total operating expenses                      7,110         10,062           14,535          22,571
                                               -----------    -----------       ----------     -----------

Loss from operations                                (4,237)        (7,548)          (9,704)        (18,132)
Interest and other income                              426          1,148              931           2,631
Interest and other expenses                            (57)          (170)            (247)           (378)
                                               -----------    -----------       ----------     -----------
Net loss                                       $    (3,868)   $    (6,570)      $   (9,020)    $   (15,879)
                                               ===========    ===========       ==========     ===========

Net loss per share:
   Basic and diluted                           $     (0.14)   $    (0.24)       $    (0.34)    $     (0.59)
                                               ===========    ===========       ==========     ===========
   Shares used in per share calculation             26,923         26,917           26,876          26,997
                                               ===========    ===========       ==========     ===========


   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                           --------------------------
                                                                               2002           2001
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $    (9,020)   $   (15,879)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                           1,418          1,325
         Provision for doubtful accounts                                            13            260
         Stock-based compensation                                                  (16)          (304)
         Amortization of stock options issued for services                           8             70
         Warrant related non-cash interest expense                                  --             63
         Compensation expense relating to acceleration of options                   --            520
         Changes in assets and liabilities:
              Accounts receivable                                               (1,156)         3,133
              Prepaid expenses and other current assets                             55            563
              Other assets                                                         150           (287)
              Accounts payable                                                    (897)          (235)
              Accrued liabilities                                                 (802)          (628)
              Deferred revenue                                                      36           (540)
                                                                           -----------    -----------

              Net cash used in operating activities                            (10,211)       (11,939)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (365)          (428)
     Purchase of short-term investments                                        (30,751)       (56,471)
     Proceeds from maturities or sales of short-term investments                52,701         50,127
                                                                           -----------    -----------

              Net cash provided by (used in) investing activities               21,585         (6,772)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                               (1,085)        (1,521)
     Repayments of capital lease obligations                                      (471)          (762)
     Payments for stock repurchases                                                 --           (114)
     Proceeds from payment of notes receivable                                     457             --
     Proceeds from issuance of common stock upon exercise
       of stock options and employee stock purchase plan                           298            996
                                                                           -----------    -----------

              Net cash used in financing activities                               (801)        (1,401)
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents                            10,573        (20,112)

Cash and cash equivalents at beginning of period                                30,349         76,053
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    40,922    $    55,941
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

     REVENUE RECOGNITION

     We derive revenue from licenses of our software and delivery of related services, which include maintenance fees and professional services. Revenue is recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery has occurred. We generally recognize revenue under the residual method as prescribed by AICPA's Statement of Position No. 97-2 "Software Revenue Recognition" and Statement of Position No. 98-9 "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions" whereby revenue is allocated to each undelivered element based upon the fair value of each element when sold separately and the residual amount is then allocated to the delivered element. The fair value of maintenance service is determined by the renewal rate stated in the license agreement or, if not stated, the renewal rates generally charged to customers on similar transactions.

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

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Prepaid amounts are recorded as deferred revenue and are recognized as revenue over the term of the arrangement. Revenue recognized under such arrangements for the three months and six months ended June 30, 2002 and 2001 was not significant.

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

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     We consider all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. Short-term investments are classified as available-for-sale securities and are carried at cost which approximates fair value. Our investment portfolio consists of both fixed and variable rate financial instruments, including commercial paper, money market funds, government agency securities and highly rated corporate bonds and notes.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject us to a concentration of credit risk consist of cash equivalents, short-term investments and accounts receivable. We limit our exposure to credit loss by placing our cash, cash equivalents and short-term investments with major financial institutions. Our accounts receivable are derived from revenue earned from customers located primarily in the U.S., and to a lesser extent, Canada, Europe and Asia. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     Two customers accounted for 21% and 16% of our total recognized revenue during the three months ended June 30, 2002. One customer accounted for 12% of our total revenue recognized during the six months ended June 30, 2002. During the three months and six months ended June 30, 2001, no customer accounted for more than 10% of our total revenue.

     At June 30, 2002, two customers accounted for 12% and 25% of total accounts receivable. At December 31, 2001, two customers accounted for 11% and 17% of total accounts receivable.

     NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Our diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of common stock since their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2002          2001           2002         2001
                                                              ---------    ---------      ---------     --------
Net loss                                                      $  (3,868)   $  (6,570)     $  (9,020)    $(15,879)
                                                              =========    =========      =========     ========

Basic and diluted:
     Weighted average shares                                     27,139       27,367         27,092       27,447
     Weighted average common stock subject to repurchase           (216)        (450)          (216)        (450)
                                                              ---------    ---------      ---------     --------
     Shares used in computing basic and diluted loss per share   26,923       26,917         26,876       26,997
                                                              ---------    ---------      ---------     --------

     Basic and diluted net loss per share                     $   (0.14)   $   (0.24)     $   (0.34)    $  (0.59)
                                                              =========    =========      =========     ========

     The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2002          2001           2002         2001
                                                              ---------    ---------      ---------     --------
Weighted average effect of common stock equivalents:
     Employee stock options                                       3,674        3,007          3,545        3,169
     Common stock subject to repurchase agreements                  216          450            216          450
                                                              ---------    ---------      ---------     --------
                                                                  3,890        3,457          3,761        3,619
                                                              =========    =========      =========     ========

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

     The following table sets forth our revenue by geographic area for the periods indicated (in thousands):

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------      ----------------------
                                                                2002          2001           2002         2001
                                                              ---------    ---------      ---------     --------
     North America (primarily within the U.S.)                $   3,398    $   3,318      $   5,946     $  6,031
     Europe and Asia Pacific                                        120          297            316          706
                                                              ---------    ---------      ---------     --------
                                                              $   3,518    $   3,615      $   6,262     $  6,737
                                                              =========    =========      =========     ========

     RECLASSIFICATION

     Certain reclassifications have been made to prior period financial statements to conform to the current year presentation with no effect on previously reported net loss or accumulated deficit.

     RECENT ACCOUNTING PRONOUNCEMENTS

     During April 2002, the Financial Accounting Standards Board, or FASB, issued Emerging Issues Task Force Issue No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF 01-14 provisions require companies to characterize reimbursements received for out-of-pocket expenses as revenue in the statement of operations. We have historically accounted for such reimbursements as a reduction to the cost of service revenue in our financial statements to offset the related costs incurred. The provisions of this EITF are required to be applied to fiscal years beginning after December 15, 2001, although early adoption is permitted. Accordingly, we determined that the reimbursements received during the prior fiscal years were insignificant, and accordingly, we did not make any reclassifications in our statement of operations for those years.

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

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering ("IPO"), and various of our officers and directors. The lawsuit, captioned In re Resonate Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-11245, generally alleges undisclosed and improper practices by the underwriters concerning the allocation of our IPO shares, in violation of federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from August 2, 2000 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

     In January 2002, we received a Demand for Arbitration from the individual who transferred the domain name "resonate.com" to the Company in 1998. The Demand for Arbitration alleges, among other things, that we breached our obligations pursuant to our agreement with the individual by providing her with "restricted stock" rather than stock that was not encumbered with any restrictions. As a consequence, this individual alleges that she was unable to sell her Resonate stock when it was trading at its highest price, and that she is entitled to damages or, alternatively, to the return of her domain name and additional payments by us for our prior use of the domain name. This dispute is currently pending before the American Arbitration Association and a hearing date has been set for January 2003. Although there can be no assurances that we will prevail in the arbitration, we believe that we have meritorious defenses to the claims asserted against us in the Demand for Arbitration and intend to defend this action vigorously.

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

     We market and sell our software products through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value-added resellers, and system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. We derived revenue of $55,000 from these reseller arrangements for the three months ended June 30, 2002 compared to $461,000 for the three months ended June 30, 2001. We derived revenue of $159,000 from these reseller arrangements for the six months ended June 30, 2002 compared to $631,000 for the six months ended June 30, 2001. The decreases are primarily attributable to having fewer arrangements with these system integrators and resellers.

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

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Prepaid amounts are recorded as deferred revenue and are recognized as revenue over the term of the arrangement. Revenue recognized under such arrangements for the three months and six months ended June 30, 2002 and 2001 was not significant.

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

     Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms, if any, when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance at June 30, 2002 was $3.9 million, net of allowance for doubtful accounts of $400,000.

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

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                               ------------------------           ------------------------
                                                  2002         2001                  2002         2001
                                               -----------  -----------           -----------  -----------
Revenue:
   Product                                           62.2%         50.5%                53.5%         51.7%
   Services                                          37.8          49.5                 46.5          48.3
                                                 --------     ---------             --------     ---------
       Total revenue                                100.0         100.0                100.0         100.0
                                                 --------     ---------             --------     ---------
Cost of revenue:
   Product                                            0.3           1.7                  1.1           1.9
   Services                                          18.1          28.7                 21.7          32.2
                                                 --------     ---------             --------     ---------
       Total cost of revenue                         18.4          30.4                 22.8          34.1
                                                 --------     ---------             --------     ---------
Gross profit                                         81.6          69.6                 77.2          65.9
                                                 --------     ---------             --------     ---------
Operating expenses:
   Research and development                          76.5          99.8                 86.9         104.6
   Sales and marketing                               90.2         140.5                108.0         167.3
   General and administrative                        35.4          38.1                 37.2          63.2
                                                 --------     ---------             --------     ---------
       Total operating expenses                     202.1         278.4                232.1         335.1
                                                 --------     ---------             --------     ---------
Loss from operations                               (120.5)       (208.8)              (154.9)       (269.2)
Interest and other income                            12.1          31.8                 14.9          39.1
Interest and other expenses                          (1.6)         (4.7)                (3.9)         (5.6)
                                                 ---------      --------            ---------    ----------
Net loss                                           (110.0)%      (181.7)%             (143.9)%      (235.7)%
                                                 =========    ==========            =========    ==========


REVENUE

     Our total revenue was $3.5 million for the three months ended June 30, 2002 and $3.6 million for the three months ended June 30, 2001. Our total revenue was $6.3 million for the six months ended June 30, 2002 and $6.7 million for the three months ended June 30, 2001. Total revenue was comprised of sales of software products and solutions and related service fees from implementation, consulting, training and support.

     The decrease in our revenue was primarily due to a slowdown in the global economy, particularly in the technology sector, resulting in delays or cancellations in anticipated sales to new and existing customers. The decrease in our revenue was also attributed in part to our transition from selling primarily traffic management products to selling solutions more focused on active service level management. Since our active service level management solutions are more expensive and provide a much wider range of functions than traffic management products, the sales cycle has been longer as more senior level participation from customers is generally required before a purchase is made.

     Product revenue was $2.2 million or 62.2% of total revenue for the three months ended June 30, 2002 and $1.8 million or 50.5% of total revenue for the three months ended June 30, 2001. Services revenue was $1.3 million or 37.8% of total revenue for the three months ended June 30, 2002 and $1.8 million or 49.5% of total revenue for the three months ended June 30, 2001. Product revenue was $3.4 million or 53.5% of total revenue for the six months ended June 30, 2002 and $3.5 million or 51.7% of total revenue for the six months ended June 30, 2001. Services revenue was $2.9 million or 46.5% of total revenue for the six months ended June 30, 2002 and $3.3 million or 48.3% of total revenue for the six months ended June 30, 2001. Our revenue mix may vary from quarter to quarter depending primarily on new sales of products and services to new and existing customers. Services revenue declined primarily due to lower maintenance revenue since we have fewer maintenance customers to date in 2002 than in 2001. We believe our revenue mix will consist of 55-65% product revenue and 35-45% services revenue.

     Paine Webber accounted for 21% and Intercontinental Exchange accounted for 16% of our total recognized revenue during the three months ended June 30, 2002. One customer, Paine Webber, accounted for 12% of our total recognized revenue during the six months ended June 30, 2002. During the three months and six months ended June 30, 2001, no customer accounted for more than 10% of our total revenue.


COST OF REVENUE

     Cost of revenue was $546,000 for the three months ended June 30, 2002 and $955,000 for the three months ended June 30, 2001, excluding stock-based compensation charges of $99,000 for the three months ended June 30, 2002 and $146,000 for the three months ended June 30, 2001. Cost of revenue was $1.2 million for the six months ended June 30, 2002 and $2.0 for the six months ended June 30, 2001, excluding stock-based compensation charges of $200,000 for the six months ended June 30, 2002 and $298,000 for the six months ended June 30, 2001. The decrease in our cost of revenue is primarily attributed to a decrease in our personnel-related expenses for our professional services organization. Our professional services headcount decreased from 14 at June 30, 2001 to 11 at June 30, 2002. Our cost of product revenue includes expenses incurred to manufacture, package and distribute software products and solutions and related documentation. Our cost of services revenue includes salaries and related expenses for our implementation, consulting support, and training organizations and an allocation of facilities and communications expenses. We believe that our cost of revenue, excluding stock-based compensation charges, will be 15-20% of total revenue for the quarter ended September 30, 2002, as we expect our existing professional services organization to continue to support new and existing customers while continuing to monitor our spending closely. We expect cost of services revenue as a percentage of services revenue to vary from period to period depending on the mix of services we provide and the overall utilization rates of our professional services staff.


OPERATING EXPENSES

     Research and Development

     Research and development expenses were $2.7 million for the three months ended June 30, 2002 and $3.4 million for the three months ended June 30, 2001, excluding stock-based compensation charges of $(13,000) for the three months ended June 30, 2002 and $235,000 for the three months ended June 30, 2001. Research and development expenses were $5.6 million for the six months ended June 30, 2002 and $6.9 million for the six months ended June 30, 2001, excluding stock-based compensation charges of $(144,000) for the six months ended June 30, 2002 and $124,000 for the six months ended June 30, 2001. Substantially all of the decrease in research and development expenses was related to a decrease in the number of software engineers and other technical staff as well as related consulting expenses and other employee expenses, including recruiting fees. Research and development personnel decreased from 76 at June 30, 2001 to 56 at June 30, 2002. We believe that research and development expenses, in absolute dollars, excluding stock-based compensation charges, will remain consistent in the quarter ended September 30, 2002 relative to the levels of the quarter ended June 30, 2002. We expect to continue to develop new products and product enhancements with the investments we have made to date in the research and development infrastructure while monitoring our spending closely. Research and development expenses as a percentage of total revenue may fluctuate from period to period.

     Sales and Marketing

     Sales and marketing expenses were $3.3 million for the three months ended June 30, 2002 and $5.7 million for the three months ended June 30, 2001, excluding stock-based compensation charges of $(166,000) for the three months ended June 30, 2002 and $(634,000) for the three months ended June 30, 2001. Sales and marketing expenses were $6.9 million for the six months ended June 30, 2002 and $11.7 million for the six months ended June 30, 2001, excluding stock-based compensation charges of $(101,000) for the six months ended June 30,

2002 and $(408,000) for the six months ended June 30, 2001. The decrease in sales and marketing expenses is attributed primarily to a decrease in sales and marketing personnel. Sales and marketing personnel decreased from 79 at June 30, 2001 to 48 at June 30, 2002. Personnel related expenses such as salaries, recruiting fees, facilities expenses, travel and entertainment and phone charges represented approximately 79% of the decrease in sales and marketing expenses from the six months ended June 30, 2001 to the six months ended June 30, 2002. We believe that sales and marketing expenses, in absolute dollars, excluding stock-based compensation charges, will remain consistent in the quarter ended September 30, 2002 from the levels of the quarter ended June 30, 2002 as we expect to continue to focus our sales and marketing efforts on increasing market penetration into the enterprise while monitoring our spending closely. Sales and marketing expenses may fluctuate as a percentage of total revenue from period to period.

     General and Administrative

     General and administrative expenses were $1.1 million for the three months ended June 30, 2002 and $2.3 million for the three months ended June 30, 2001, excluding stock-based compensation charges of $153,000 for the three months ended June 30, 2002 and $(957,000) for the three months ended June 30, 2001. General and administrative expenses were $2.3 million for the six months ended June 30, 2002 and $4.6 million for the six months ended June 30, 2001, excluding stock-based compensation charges of $29,000 for the six months ended June 30, 2002 and $(318,000) for the six months ended June 30, 2001. The decreases in general and administrative expenses are primarily attributable to costs relating to the transition of our chief executive officer in February 2001, additional bad debt expenses incurred during the three and six months ended June 30, 2001, reduced accounting and legal fees incurred during the three and six month periods ended June 30, 2002 and an overall reduction in general and administrative personnel. General and administrative personnel decreased from 30 at June 30, 2001 to 21 at June 30, 2002. We believe that general and administrative expenses, in absolute dollars, excluding stock-based compensation charges, will be consistent in the quarter ended September 30, 2002 relative to the levels of the quarter ended June 30, 2002. General and administrative expenses may fluctuate as a percentage of total revenue from period to period.

     Stock-Based Compensation

     Stock-based compensation consisted of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. Of the total unearned stock-based compensation, $73,000 was amortized in the three months ended June 30, 2002 compared to $(1.2) million amortized in the three months ended June 30, 2001 and $(16,000) was amortized in the six months ended June 30, 2002 compared to $(304,000) amortized in the six months ended June 30, 2001. The fluctuations are attributed primarily to options cancelled in connection with terminated employees. The remaining unearned stock-based compensation is expected to be amortized as follows: $682,000 in the remaining six months of 2002, $566,000 in 2003 and $6,000 in 2004.


INTEREST AND OTHER INCOME

     For the three months ended June 30, 2002, we had interest and other income of approximately $426,000 compared to $1.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, we had interest and other income of approximately $931,000 compared to $2.6 million for the six months ended June 30, 2001. The decrease in interest and other income resulted from a lower interest rate environment and lower average cash and investment balances compared to 2001.


INTEREST AND OTHER EXPENSES

     For the three months ended June 30, 2002, we had interest and other expenses of approximately $57,000 compared to $170,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, we had interest and other expenses of approximately $247,000 compared to $378,000 for the six months ended June 30, 2001. The decrease in interest and other expenses is attributed to our continued paydown of our outstanding debt as well as payoff of our capital lease obligations in 2002. Interest and other expenses consist primarily of interest incurred on our outstanding debt and capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations through June 30, 2002 primarily through previous private placements and public offering of equity securities and to a lesser extent, revenue, subordinated debt and lines of credit. As of June 30, 2002, our principal sources of liquidity included $70.9 million of cash, cash equivalents and investments.

     Net cash used in operating activities during the six months ended June 30, 2002 was $10.2 million and was primarily attributable to a net loss of $9.0 million. Cash provided by operating activities resulted from decreases in prepaid expenses and other assets of $205,000 and add back of non-cash items for depreciation and amortization of $1.4 million and provision for doubtful accounts of $13,000. Cash provided by operating activities was offset by an increase in accounts receivable of $1.2 million and decreases in accounts payable of $897,000 and accrued payroll and other liabilities of $802,000. The decreases in accounts payable and accrued liabilities were attributed primarily to cost-cutting efforts and reduced headcount. The increase in accounts receivable is attributed primarily to receiving more orders for our products and services during the last month of the quarter end, which generally results in customers providing payment to us during the next quarter.

     Net cash provided by investing activities during the six months ended June 30, 2002 was $21.6 million and resulted primarily from the sale and maturities of short-term investments of $52.7 million, offset by purchases of $30.8 million in investments and purchases of property and equipment of $365,000. The increase in net cash provided by investing activities resulted primarily from the increased conversion of short-term investments to cash used to support our operations.

     Net cash used in financing activities totaled $801,000 resulting from repayments of debt and capital lease obligations of $1.6 million, offset by proceeds from the issuance of common stock in connection with the exercise of stock options and purchase of common stock through our employee stock purchase plan of $298,000 and payment of notes receivable of $457,000.

     We believe that our current cash balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

     During April 2002, the Financial Accounting Standards Board, or FASB, issued Emerging Issues Task Force Issue No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF 01-14 provisions require companies to characterize reimbursements received for out-of-pocket expenses as revenue in the statement of operations. We have historically accounted for such reimbursements as a reduction to the cost of service revenue in our financial statements to offset the related costs incurred. The provisions of this EITF are required to be applied to fiscal years beginning after December 15, 2001, although early adoption is permitted. Accordingly, we determined that the reimbursements received during the prior fiscal years were insignificant and accordingly, we did not make any reclassifications in our statement of operations for those years.

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

     We will need to generate significant additional revenue to achieve and maintain profitability in the future. Moreover, failure to achieve and sustain significant increases in our quarterly net sales could cause us to further reduce our operating expenses, which would adversely impact our ability to operate and grow our business.

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

     Our software products, solutions and services are designed for customers that use the Internet and Internet-based technologies to conduct business. Many companies that may require our solutions are continuing to experience a general slowdown in business and are re-evaluating the cost of using the Internet and Internet-based technologies to conduct business as well as the necessity to make significant capital investments for their infrastructures. Economic slowdowns may also adversely affect the ability of some of our customers to fulfill their payment obligations to us in a timely manner. To the extent we are required to write off additional accounts receivable, sales cycles lengthen or customers cancel orders, our results of operations will be harmed.

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

     We cannot assure you that corporate enterprises, which typically operate in complicated information technology environments, will widely adopt active service level management solutions to facilitate their system management needs. Our ability to grow our business will depend upon the extent to which corporate enterprises adopt active service level management solutions. Moreover, if corporate enterprises require significantly different product features from active service level management solutions, whether as a result of choosing to outsource some or all of their applications to application service providers or otherwise, we will be required to enhance or modify our products and solutions. As a result, we could incur delays in introducing enhanced or modified versions of our products and solutions, delays in capturing enterprise customers and significant expenses. Any of these alternatives will limit our ability to grow our business and could result in higher net losses.

OUR SALES CYCLE IS LENGTHY AND UNPREDICTABLE, INVOLVING SIGNIFICANT EXPENSE AND EFFORT BY US IN ADVANCE OF PRODUCT ORDERS, AND MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE, WHICH COULD RESULT IN VOLATILITY IN OUR STOCK PRICE.

     The typical sales cycle of our active service level management products and solutions can be lengthy and unpredictable and involves significant capital investment decisions by prospective customers, as well as education of potential customers regarding the benefits of our software-based solutions. The sales cycle for our products and solutions has ranged from one to three months for sales to smaller customers to up to one year or more for sales to large, established enterprises. As we increasingly target enterprise customers, we expect our average sales cycle to lengthen. Since enterprise customers are generally larger, significant purchases require more levels of approval, which increases the sales cycle for our products and solutions. If sales forecasted from specific customers for a particular quarter are not realized in that quarter, we may be unable to compensate for the revenue shortfall causing our operating results to vary significantly from quarter to quarter. A significant variation in our quarterly results could result in volatility in our stock price.

     Customers frequently begin by evaluating our products and solutions on a limited basis before deciding to purchase them. Generally, customers consider a wide range of issues before committing to purchase our products and solutions, including benefits, ability to operate with their networking equipment and product reliability. While potential customers are evaluating a purchase of our products and solutions, we may incur substantial sales and marketing expenses and expend significant management effort. The result of making these expenditures with no corresponding revenue in any given quarter could further exacerbate quarterly fluctuations in our financial performance and our stock price volatility.

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

     Our markets are new, rapidly evolving and highly competitive, and we expect competition to persist and intensify in the future. Although our Resonate Commander Solutions has features and capabilities that no individual competitor offers, principal competitors are the systems and network management product providers including Tivoli Systems, BMC Software, Mercury Interactive, Micromuse, Precise Software, Dirig Software, Wily Technology and others. We cannot assure you that potential customers will choose our product over those of our competitors. As these providers enhance their products and solutions to target the needs and requirements of Internet deployed applications, potential customers may choose their products over ours. In addition, many of our competitors in the systems and network management market are larger companies with greater financial and technical resources and more established brand recognition. We may lose potential customers to our competitors if customers prefer to make significant infrastructure purchases with larger vendors rather than a smaller company like ours.

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

     Our sales and distribution strategy depends principally on:

- Developing our direct sales organization by providing adequate training and technical marketing materials

- Developing our indirect sales and distribution channels by establishing relationships with leading server system vendors, independent software vendors, value-added resellers and systems integrators

     If we fail to develop and maintain relationships with significant server system vendors, independent software vendors, value-added resellers and systems integrators, or if these third parties are not successful in their sales efforts or if we fail to develop our direct sales organization effectively, sales of our products, solutions and services may decrease or fail to increase.

OUR BUSINESS IN INTERNATIONAL MARKETS MAY NOT SUCCEED AND WILL EXPOSE US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND RESULT IN HIGHER PERSONNEL COSTS.

     Outside of North America, we have only limited experience in marketing, selling and supporting our products and solutions internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 3% of our total revenue for the three months ended June 30, 2002 and 8% of our total revenue for the three months ended June 30, 2001. Sales to customers located outside North America represented 6% of our total revenue for the six months ended June 30, 2002 and 10% of our total revenue for the six months ended June 30, 2001.

     In order to increase our international sales, we intend to develop our relationships with third parties who sell our products and solutions internationally. Our investment in developing our international sales efforts may not result in an increase in our revenue. We may not be able to achieve positive operating margins for international sales in the near future. Our efforts to increase our international sales could also be affected by a number of risks and uncertainties, including:

- The difficulties and significant costs of establishing and maintaining relationships with third parties who understand our products and can effectively sell to potential international customers

-  Unexpected changes in regulatory requirements

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

IF WE CONTINUE TO USE SUBSTANTIAL AMOUNTS OF CASH, WE MAY NOT BE ABLE TO RAISE ADDITIONAL FUNDS TO FUND OUR OPERATIONS AND MEET OUR FUTURE CAPITAL REQUIREMENTS.

     Because our business operations currently use more cash than we generate, the cash used each quarter substantially reduces the cash available to fund our operations and future capital requirements. If we need additional cash to fund our operations or capital requirements, we may need to issue additional debt, convertible debt or equity securities. In addition, the current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. If we do not achieve positive cash flow from our operations and future financing is not available, or is not available on acceptable terms, we may not be able to fund our continuing operations.

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

     As of July 31, 2002, our executive officers, directors and 5% stockholders and their affiliates beneficially own, in the aggregate, approximately 59.7% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

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

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering ("IPO"), and various of our officers and directors. The lawsuit, captioned In re Resonate Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-11245, generally alleges undisclosed and improper practices by the underwriters concerning the allocation of our IPO shares, in violation of federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from August 2, 2000 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these have been coordinated for pretrial purposes as In re Initial Public

Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

     The net proceeds from our initial public offering, which closed in August 2000, were not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which our stockholders may not agree. As of June 30, 2002, we used approximately $17.1 million of the proceeds from our initial public offering, of which $1.6 million was used to repurchase our common stock and $15.5 million was used for working capital purposes.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove members of our board of directors or act by written consent without a meeting. In addition, our directors have staggered terms, which makes it difficult to remove all of our directors at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on our board of directors than if cumulative voting were permitted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     To date, all of our recognized revenue has been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that an increasing percentage of our future product and services revenue may come from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

     We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. We purchase only high-grade investments rated A or above with original maturities of no more than thirteen months. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value. The average original maturity of investments in our portfolio was approximately 357 days and the average remaining maturity of investments in our portfolio was approximately 210 days as of June 30, 2002. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously decrease the interest income from our investment portfolio. Currently, we do not hedge these interest rate exposures.

     As of June 30, 2002, we had total short-term debt outstanding of $1.0 million, which bears interest at rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $5,000.


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

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering ("IPO"), and various of our officers and directors. The lawsuit, captioned In re Resonate Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-11245, generally alleges undisclosed and improper practices by the underwriters concerning the allocation of our IPO shares, in violation of federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from August 2, 2000 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these have been coordinated for pretrial purposes as In re Initial Public

Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

     In January 2002, we received a Demand for Arbitration from the individual who transferred the domain name "resonate.com" to the Company in 1998. The Demand for Arbitration alleges, among other things, that we breached our obligations pursuant to our agreement with the individual by providing her with "restricted stock" rather than stock that was not encumbered with any restrictions. As a consequence, this individual alleges that she was unable to sell her Resonate stock when it was trading at its highest price, and that she is entitled to damages or, alternatively, to the return of her domain name and additional payments by us for our prior use of the domain name. This dispute is currently pending before the American Arbitration Association and a hearing date has been set for January 2003. Although there can be no assurances that we will prevail in the arbitration, we believe that we have meritorious defenses to the claims asserted against us in the Demand for Arbitration and intend to defend this action vigorously.

     We are also involved in disputes in the ordinary course of business. We do not believe that the outcome of any of these disputes will have a material effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The net proceeds from our initial public offering, which closed in August 2000, were not allocated for specific uses other than working capital and general corporate purposes. As of June 30, 2002, of the proceeds from our initial public offering in August 2000, we used $1.6 million for the repurchase of 700,000 shares of our common stock and $15.5 million for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       No matters were submitted to a vote of security holders during the three months ended June 30, 2002.

ITEM 5.  OTHER INFORMATION
       Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
 (a) Exhibits

3.1(1) Restated Certificate of Incorporation of the Registrant.
3.2(2) Bylaws of the Registrant, as amended on January 24, 2002.
4.1(1) Form of Specimen Certificate for Registrant's common stock.
99.1   CEO and CFO Certification

---------------------------
(1) Incorporated by reference to the registrant's registration statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.
(2) Incorporated by reference to the registrant's annual report on Form 10-K (File No. 000-31139) filed with the Securities and
     Exchange Commission on March 28, 2002.

 (b) Reports on Form 8-K

       We did not file any reports on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RESONATE INC.



Date: August 9, 2002              /s/Peter R. Watkins
                                  --------------------------------------------
                                  Peter R. Watkins
                                  President and Chief Executive Officer


                                  /s/Robert C. Hausmann
                                  --------------------------------------------
                                  Robert C. Hausmann
                                  Vice President and Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number     Description
------     -----------

3.1(1) Restated Certificate of Incorporation of the Registrant.
3.2(2) Bylaws of the Registrant, as amended on January 24, 2002.
4.1(1) Form of Specimen Certificate for Registrant's common stock.
99.1   CEO and CFO Certification

---------------------------
(1) Incorporated by reference to the registrant's registration statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.
(2) Incorporated by reference to the registrant's annual report on Form 10-K (File No. 000-31139) filed with the Securities and
     Exchange Commission on March 28, 2002.