Form 10-Q
period 2002-09-30
RESONATE INC
filed 2002-11-14
CIK 1026380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock as of October 31, 2002 was 27,289,431.

                                  RESONATE INC.
                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30, 2002 and
         December 31, 2001....................................................................... 3

       Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001......................................... 4

       Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and September 30, 2001................................. 5

       Notes to the Condensed Consolidated Financial Statements.................................. 6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
        Operations...............................................................................10
        Risk Factors.............................................................................16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................25

   Item 4.  Controls and Procedures..............................................................25

PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................26

   Item 2.  Changes in Securities and Use of Proceeds............................................26

   Item 3.  Defaults Upon Senior Securities......................................................27

   Item 4.  Submission of Matters to a Vote of Security Holders..................................27

   Item 5.  Other Information....................................................................27

   Item 6. Exhibits and Reports on Form 8-K......................................................27

Signatures.......................................................................................28

Sarbanes-Oxley Section 302 Certifications........................................................29

PART I:       FINANCIAL INFORMATION
ITEM 1:       FINANCIAL STATEMENTS

                                  RESONATE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                         September 30,     December 31,
                                                             2002              2001
                                                          -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                              $    31,977      $    30,349
   Short-term investments                                      35,831           51,998
   Accounts receivable, net                                     1,813            2,714
   Prepaid expenses and other current assets                    1,213              982
                                                          -----------      -----------
     Total current assets                                      70,834           86,043


Property and equipment, net                                     1,556            3,287
Other assets                                                      355              505
                                                          -----------      -----------

       Total assets                                       $    72,745      $    89,835
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Debt, current                                          $     1,000      $     1,585
   Accounts payable                                               515            1,671
   Accrued liabilities                                          2,544            3,582
   Deferred revenue                                             3,173            3,866
   Capital lease obligation, current                               --              471
                                                          -----------      -----------
     Total current liabilities                                  7,232           11,175

Debt, long-term                                                    83              833
                                                          -----------      -----------
       Total liabilities                                        7,315           12,008
                                                          -----------      -----------

Stockholders' equity:
     Common stock                                                   3                3
     Additional paid-in capital                               182,598          184,942
     Notes receivable from stockholders                          (302)            (759)
     Unearned stock-based compensation                           (653)          (2,890)
     Accumulated deficit                                     (116,216)        (103,469)
                                                          -----------      -----------
       Total stockholders' equity                              65,430           77,827
                                                          -----------      -----------

       Total liabilities and stockholders' equity         $    72,745      $    89,835
                                                          ===========      ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                               --------------------------       --------------------------
                                                   2002          2001               2002          2001
                                               -----------    -----------       ----------     -----------
Revenue:
   Product                                     $     1,219    $     2,032       $    4,570     $     5,515
   Services                                          1,278          1,695            4,190           4,949
                                               -----------    -----------       ----------     -----------
       Total revenue                                 2,497          3,727            8,760          10,464

Cost of revenue:
   Product                                              22             24               93             151
   Services (including stock-based
       compensation of $99, $103, $299
       and $402, respectively)                         609            803            1,970           2,975
                                               -----------    -----------       ----------     -----------
       Total cost of revenue                           631            827            2,063           3,126
                                               -----------    -----------       ----------     -----------

Gross profit                                         1,866          2,900            6,697           7,338

Operating expenses:
   Research and development (including
       stock-based compensation of $47,
       $166, $(97) and $289, respectively)           2,585          3,696            8,028          10,742
   Sales and marketing (including stock-based
       compensation of $80, $(61), $(21) and
       $(470), respectively)                         2,732          4,375            9,494          15,637
   General and administrative (including stock-
       based compensation of $(695), $216,
           $(666) and $(101), respectively)            440          1,921            2,770           6,182
                                               -----------    -----------       ----------     -----------
       Total operating expenses                      5,757          9,992           20,292          32,561
                                               -----------    -----------       ----------     -----------

Loss from operations                                (3,891)        (7,092)         (13,595)        (25,223)
   Interest and other income                           375            976            1,305           3,597
   Interest and other expenses                        (210)          (220)            (457)           (588)
                                               ------------   ------------      -----------    ------------
Net loss                                       $    (3,726)   $    (6,336)      $  (12,747)    $   (22,214)
                                               ============   ============      ===========    ============

Net loss per share:
   Basic and diluted                           $     (0.14)   $     (0.23)      $    (0.47)    $     (0.82)
                                               ============   ============       ==========     ===========
   Weighted average shares                          27,154         27,120           27,054          27,103
                                               ============   ============       ==========     ===========


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                                  RESONATE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                               2002           2001
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $   (12,747)    $  (22,214)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                                           2,050          1,987
         Provision for doubtful accounts                                            13            324
         Loss on sale of property and equipment                                     60             --
         Stock-based compensation                                                 (485)           120
         Amortization of stock options issued for services                           8            107
         Warrant related non-cash interest expense                                  --             93
         Compensation expense relating to acceleration of options                   --            522
         Changes in assets and liabilities:
              Accounts receivable                                                  888          3,508
              Prepaid expenses and other current assets                           (231)           224
              Other assets                                                         150           (287)
              Accounts payable                                                  (1,156)           (58)
              Accrued liabilities                                               (1,038)          (931)
              Deferred revenue                                                    (693)          (962)
                                                                           ------------   ------------

              Net cash used in operating activities                            (13,181)       (17,567)
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (416)          (557)
     Proceeds from sale of property and equipment                                   39             --
     Purchase of investments                                                   (53,265)       (68,255)
     Proceeds from maturities and sales of investments                          69,357         67,326
                                                                           -----------    ------------

              Net cash used in investing activities                             15,715         (1,486)
                                                                           -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                               (1,335)        (2,205)
     Repayments of capital lease obligations                                      (471)          (932)
     Payments for stock repurchases                                                 --           (118)
     Proceeds from payments of notes receivable                                    457             --
     Proceeds from issuance of common stock upon exercise
       of stock options and employee stock purchase plan                           443          1,607
                                                                           ------------   ------------

              Net cash used in financing activities                               (906)        (1,648)
                                                                           ------------   ------------

Net increase (decrease) in cash and cash equivalents                             1,628        (20,701)

Cash and cash equivalents at beginning of period                                30,349         76,053
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    31,977    $    55,352
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

                                  RESONATE INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly our financial position, results of operations and cash flows of Resonate Inc. and our subsidiaries. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and the notes to the financial statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Prepaid amounts are recorded as deferred revenue and are recognized as revenue over the term of the arrangement. Revenue recognized under such arrangements for the three months and nine months ended September 30, 2002 and 2001 was not significant.

     Fees from maintenance agreements, which include services such as technical product support and unspecified product upgrades, are recognized ratably over the term of the agreement, generally one year. Professional services primarily consist of software installation and integration, consulting and training. Professional services revenue is recognized as such services are performed.

     CASH, CASH EQUIVALENTS AND INVESTMENTS

     We consider all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. Short-term investments are classified as available-for-sale securities and are carried at cost, which approximates fair value. Our investment portfolio consists of both fixed and variable rate financial instruments, including commercial paper, money market funds, government agency securities and highly rated corporate bonds and notes.

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

     Two customers accounted for 17% and 13% of our total recognized revenue during the three months ended September 30, 2002 and one customer accounted for 15% of our total revenue during the three months ended September 30, 2001. No customer accounted for more than 10% of our total revenue during the nine months ended September 30, 2002 and 2001.

     At September 30, 2002, one customer accounted for 13% of total accounts receivable. At December 31, 2001, two customers accounted for 11% and 17% of total accounts receivable.

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

     The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              -----------------------     -----------------------
                                                                 2002         2001           2002          2001
                                                              ----------   ----------     ----------    ---------
Net loss                                                      $  (3,726)   $  (6,336)     $ (12,747)    $(22,214)

     Basic and diluted:
     Weighted average shares                                     27,243       27,472         27,143       27,455
     Weighted average common stock subject to repurchase            (89)        (352)           (89)        (352)
                                                              ----------   ----------     ----------    ---------
     Shares used in computing basic and diluted net loss per
           share attributable to common stockholders             27,154       27,120         27,054       27,103
                                                              ---------    ---------      ---------     --------

     Basic and diluted net loss per share attributable to
          common stockholders                                 $  (0.14)    $  (0.23)      $  (0.47)     $ (0.82)
                                                              =========    =========      =========     ========

     The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive (in thousands):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              -----------------------     -----------------------
                                                                 2002         2001           2002          2001
                                                              ----------   ----------     ----------    ---------
     Weighted average effect of common stock equivalents:
     Employee stock options                                       3,184        1,938          3,484        2,553
     Common Stock subject to repurchase agreements                   89          352             89          352
                                                              ---------    ---------      ---------     --------
                                                                  3,273        2,290          3,573        2,905
                                                              =========    =========      =========     ========

         SEGMENT INFORMATION

     During the periods presented, we operated in a single business segment. We sell our products, solutions and services through direct and indirect channels primarily in North America, Europe and Asia Pacific. For geographic reporting, revenues are attributed to the geographic location in which the customer is located. Identifiable long-lived assets for all foreign locations were insignificant for all periods presented.

     The following table sets forth our revenue by geographic area for the periods indicated (in thousands):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              -----------------------     -----------------------
                                                                 2002         2001           2002          2001
                                                              ----------   ----------     ----------    ---------

     North America                                            $   2,288    $   3,465      $   8,235     $  9,496
     Europe and Asia Pacific                                        209          262            525          968
                                                              ---------    ---------      ---------     --------
                                                              $   2,497    $   3,727      $   8,760     $ 10,464
                                                              =========    =========      =========     ========

         RECLASSIFICATION

     Certain reclassifications have been made to prior period financial statements to conform to the current year presentation with no effect on previously reported net loss or accumulated deficit.

         RECENT ACCOUNTING PRONOUNCEMENTS

     During April 2002, the Financial Accounting Standards Board, or FASB, issued Emerging Issues Task Force Issue No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses

Incurred. EITF 01-14 provisions require companies to characterize reimbursements received for out-of-pocket expenses as revenue in the statement of operations. We have historically accounted for such reimbursements as a reduction to the cost of service revenue in our financial statements to offset the related costs incurred. The provisions of this EITF are required to be applied to fiscal years beginning after December 15, 2001, although early adoption is permitted. The adoption of the EITF in the third quarter of 2002 did not have a material impact on our financial statements.

NOTE 3.   LITIGATION

     On September 12, 2000, we filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California for permanent injunctive relief and damages. We believe Alteon infringes United States Letters Patent No. 5,774,660, titled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to us on June 30, 1998. Alteon served its answer to our complaint in October 2000, in which Alteon denied our allegations and counterclaimed that our patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. In November 2001, the Court issued a claim construction ruling that we believe prevents us from prevailing in the case. In December 2001, we entered into a stipulated judgment of non-infringement and, in January 2002, filed a notice of appeal. The appeal is currently pending.

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering ("IPO"), and various of our officers and directors. The lawsuit, captioned In re Resonate Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-11245, generally alleges undisclosed and improper practices by the underwriters concerning the allocation of our IPO shares, in violation of federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from August 2, 2000 to December 6, 2000. The Court has appointed a lead plaintiff in this litigation. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on the omnibus motions to dismiss are scheduled for October 29, 2002. Our officers and directors have been dismissed without prejudice in this litigation. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

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

     We market and sell our software products through our direct sales force and indirect channels. Our indirect channels consist of server systems vendors, independent software vendors, value-added resellers, and system integrators. Our current relationships with these system integrators typically are structured as non-exclusive co-marketing and resale arrangements. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. We derived revenue of $47,000 from these reseller arrangements for the three months ended September 30, 2002 compared to $265,000 for the three months ended September 30, 2001. We derived revenue of $206,000 from these reseller arrangements for the nine months ended September 30, 2002 compared to $897,000 for the nine months ended September 30, 2001. The decreases are primarily attributable to having fewer arrangements with these system integrators and resellers.

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

     We also derive revenue from providing access to our products for a specified period of time. Revenue is recognized on such arrangements as the license fees become due and payable. Prepaid amounts are recorded as deferred revenue and are recognized as revenue over the term of the arrangement. Revenue recognized under such arrangements for the three months and nine months ended September 30, 2002 and 2001 was not significant.

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

     Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms, if any, when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance at September 30, 2002 was $1.8 million, net of allowance for doubtful accounts of $400,000.

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

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of total revenue.

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                 ----------------------             ----------------------
                                                   2002          2001                 2002          2001
                                                 --------     ---------             --------     ---------
Revenue:
   Product                                           48.8%         54.5%                52.2%         52.7%
   Services                                          51.2          45.5                 47.8          47.3
                                                 --------     ---------             --------     ---------
       Total revenue                                100.0         100.0                100.0         100.0
                                                 --------     ---------             --------     ---------
Cost of revenue:
   Product                                            0.9           0.6                  1.1           1.4
   Services                                          24.4          21.5                 22.5          28.4
                                                 --------     ---------             --------     ---------
       Total cost of revenue                         25.3          22.1                 23.6          29.8
                                                 --------     ---------             --------     ---------
Gross profit                                         74.7          77.9                 76.4          70.2
                                                 --------     ---------             --------     ---------
Operating expenses:
   Research and development                         103.5          99.2                 91.6         102.7
   Sales and marketing                              109.4         117.4                108.4         149.4
   General and administrative                        17.6          51.5                 31.6          59.1
                                                 --------     ---------             --------     ---------
       Total operating expenses                     230.5         268.1                231.6         311.2
                                                 --------     ---------             --------     ---------
Loss from operations                               (155.8)       (190.2)              (155.2)       (241.0)
Interest and other income                            15.0          26.2                 14.8          34.4
Interest and other expenses                          (8.4)         (5.9)                (5.2)         (5.6)
                                                 ---------      --------            ---------    ----------
Net loss                                           (149.2)%      (169.9)%             (145.6)%      (212.2)%
                                                 =========    ==========            =========    ==========


REVENUE

     Our total revenue was $2.5 million for the three months ended September 30, 2002 and $3.7 million for the three months ended September 30, 2001. Our total revenue was $8.8 million for the nine months ended September 30, 2002 and $10.5 million for the three months ended September 30, 2001. Total revenue was comprised of sales of software products and solutions and related service fees from implementation, consulting, training and support.

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

     Product revenue was $1.2 million, or 48.8% of total revenue, for the three months ended September 30, 2002 and $2.0 million, or 54.5% of total revenue, for the three months ended September 30, 2001. Services revenue was $1.3 million, or 51.2% of total revenue, for the three months ended September 30, 2002 and $1.7 million, or 45.5% of total revenue, for the three months ended September 30, 2001. Product revenue was $4.6 million, or 52.2% of total revenue, for the nine months ended September 30, 2002 and $5.5 million, or 52.7% of total revenue, for the nine months ended September 30, 2001. Services revenue was $4.2 million, or 47.8% of total revenue, for the nine months ended September 30, 2002 and $4.9 million, or 47.3% of total revenue, for the nine months ended September 30, 2001. Our revenue mix may vary from quarter to quarter depending primarily on new sales of products and services to new and existing customers. Services revenue declined primarily due to lower maintenance revenue since we have fewer customers to date in 2002 than in 2001. We believe our revenue mix will consist of 55-65% product revenue and 35-45% services revenue.

     SBC Online accounted for 17% and Deluxe Corporation accounted for 13% of our total recognized revenue during the three months ended September 30, 2002. One customer, Eastman Chemical, accounted for 15% of our total recognized revenue during the three months ended September 30, 2002. No customer accounted for more than 10% of our total revenue during the nine months ended September 30, 2002 and 2001.


COST OF REVENUE

     Cost of revenue was $532,000 for the three months ended September 30, 2002 and $725,000 for the three months ended September 30, 2001, excluding stock-based compensation charges of $99,000 for the three months ended September 30, 2002 and $103,000 for the three months ended September 30, 2001. Cost of revenue was $1.8 million for the nine months ended September 30, 2002 and $2.7 million for the nine months ended September 30, 2001, excluding stock-based compensation charges of $299,000 for the nine months ended September 30, 2002 and $402,000 for the nine months ended September 30, 2001. The decrease in our cost of revenue is primarily attributed to a decrease in our personnel-related expenses for our professional services organization. Our professional services headcount decreased from 14 at September 30, 2001 to 10 at September 30, 2002. Our cost of product revenue includes expenses incurred to manufacture, package and distribute software products and solutions and related documentation. Our cost of services revenue includes salaries and related expenses for our implementation, consulting support, and training organizations and an allocation of facilities and communications expenses. We believe that our cost of revenue, excluding stock-based compensation charges, will be 17-20% of total revenue for the quarter ended December 31, 2002, as we expect our existing professional services organization to continue to support new and existing customers while continuing to monitor our spending closely. We expect cost of services revenue as a percentage of services revenue to vary from period to period depending on the mix of services we provide and the overall utilization rates of our professional services staff.


OPERATING EXPENSES

     Research and Development

     Research and development expenses were $2.5 million for the three months ended September 30, 2002 and $3.5 million for the three months ended September 30, 2001, excluding stock-based compensation charges of $47,000 for the three months ended September 30, 2002 and $166,000 for the three months ended September 30, 2001. Research and development expenses were $8.1 million for the nine months ended September 30, 2002 and $10.5 million for the nine months ended September 30, 2001, excluding stock-based compensation charges of $(97,000) for the nine months ended September 30, 2002 and $289,000 for the nine months ended September 30, 2001. Substantially all of the decrease in research and development expenses was related to a decrease in the number of software engineers and other technical staff as well as related consulting expenses and other employee expenses, including recruiting fees. Research and development personnel decreased from 73 at September 30, 2001 to 50 at September 30, 2002. We believe that research and development expenses, in absolute dollars, excluding stock-based compensation charges, will remain consistent in the quarter ended December 31, 2002 relative to the levels of the quarter ended September 30, 2002. We expect to continue to develop new products and product enhancements with the investments we have made to date in the research and development infrastructure while monitoring our spending closely. Research and development expenses as a percentage of total revenue may fluctuate from period to period.

     Sales and Marketing

     Sales and marketing expenses were $2.7 million for the three months ended September 30, 2002 and $4.4 million for the three months ended September 30, 2001, excluding stock-based compensation charges of $80,000 for the three months ended September 30, 2002 and $(61,000) for the three months ended September 30, 2001. Sales and marketing expenses were $9.5 million for the nine months ended September 30, 2002 and $16.1 million for the nine months ended September 30, 2001, excluding stock-based compensation charges of $(21,000) for the nine months ended September 30, 2002 and $(470,000) for the nine months ended September 30, 2001. The decrease in sales and marketing expenses is attributed primarily to a decrease in sales and marketing personnel. Sales and marketing personnel decreased from 69 at September 30, 2001 to 39 at September 30, 2002. Personnel related expenses such as salaries, recruiting fees, facilities expenses, travel and entertainment, phone charges and marketing programs represented approximately 81% of the decrease in sales and marketing expenses from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. We believe that sales and marketing expenses, in absolute dollars, excluding stock-based compensation charges, will increase in the quarter ended December 31, 2002 from the levels of the quarter ended September 30, 2002 as commission expenses are seasonally higher and tradeshow activities increase. We expect to continue to focus our sales and marketing efforts on increasing market penetration into the enterprise directly and through partnerships while monitoring our spending closely. Sales and marketing expenses may fluctuate as a percentage of total revenue from period to period.

     General and Administrative

     General and administrative expenses were $1.1 million for the three months ended September 30, 2002 and $1.7 million for the three months ended September 30, 2001, excluding stock-based compensation charges of $(695,000) for the three months ended September 30, 2002 and $216,000 for the three months ended September 30, 2001. General and administrative expenses were $3.4 million for the nine months ended September 30, 2002 and $6.3 million for the nine months ended September 30, 2001, excluding stock-based compensation charges of $(666,000) for the nine months ended September 30, 2002 and $(101,000) for the nine months ended September 30, 2001. The decreases in general and administrative expenses are primarily attributable to higher costs relating to the transition of our chief executive officer in February 2001, higher bad debt expenses incurred during the three and nine months ended September 30, 2001, reduced accounting and legal fees incurred during the three and nine month periods ended September 30, 2002 and an overall reduction in general and administrative personnel. General and administrative personnel decreased from 29 at September 30, 2001 to 19 at September 30, 2002. We believe that general and administrative expenses, in absolute dollars, excluding stock-based compensation charges, will be consistent in the quarter ended December 31, 2002 relative to the levels of the quarter ended September 30, 2002 or slightly higher. General and administrative expenses may fluctuate as a percentage of total revenue from period to period.

     Stock-Based Compensation

     Stock-based compensation consisted of amortization of unearned stock-based compensation in connection with certain stock option grants to employees at exercise prices below the deemed fair market value of our common stock. Of the total unearned stock-based compensation, $(469,000) was amortized in the three months ended September 30, 2002 compared to $424,000 amortized in the three months ended September 30, 2001 and $(484,000) was amortized in the nine months ended September 30, 2002 compared to $120,000 amortized in the nine months ended September 30, 2001. The fluctuations are attributed primarily to options cancelled in connection with terminated employees. The remaining unearned stock-based compensation is expected to be amortized as follows: $231,000 in the remaining three months of 2002, $416,000 in 2003 and $6,000 in 2004.


INTEREST AND OTHER INCOME

     For the three months ended September 30, 2002, we had interest and other income of approximately $375,000 compared to $1.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we had interest and other income of approximately $1.3 million compared to $3.6 million for the nine months ended September 30, 2001. The decrease in interest and other income resulted from a lower interest rate environment and lower average cash and investment balances compared to 2001.


INTEREST AND OTHER EXPENSES

     For the three months ended September 30, 2002, we had interest and other expenses of approximately $210,000 compared to $220,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we had interest and other expenses of approximately $457,000 compared to $588,000 for the nine months ended September 30, 2001. The decrease in interest and other expenses is attributed to paying down of our outstanding debt, as well as paying off of our capital lease obligations in 2002. Interest and other expenses consist primarily of interest incurred on our outstanding debt and capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations through September 30, 2002 primarily with proceeds from previous private placements and public offering of equity securities and to a lesser extent, through revenue, subordinated debt and lines of credit. As of September 30, 2002, our principal sources of liquidity included $67.8 million of cash, cash equivalents and investments.

     Net cash used in operating activities during the nine months ended September 30, 2002 was $13.2 million and was primarily attributable to a net loss of $12.7 million. Cash provided by operating activities resulted from a decrease in accounts receivable of $887,000, decrease in other assets of $150,000 and add backs for non-cash items including depreciation and amortization of $2.1 million, provision for doubtful accounts of $13,000 and loss on sale of property and equipment of $60,000. Cash provided by operating activities was offset by an increase in prepaid expenses and other assets of $231,000 and decreases in accounts payable of $1.2 million, accrued liabilities of $1.0 million and deferred revenue of $693,000. The decreases in accounts payable and accrued liabilities were attributed primarily to cost-cutting efforts and reduced headcount. The decreases in accounts receivable and deferred revenue were attributed primarily to lower than expected sales generated during the quarter ended September 30, 2002.

     Net cash provided by investing activities during the nine months ended September 30, 2002 was $15.7 million and resulted primarily from the sale of property and equipment of $39,000 and the sale and maturities of short-term investments of $69.4 million, offset by purchases of $53.3 million in investments and purchases of property and equipment of $416,000. The increase in net cash provided by investing activities resulted primarily from the increased conversion of short-term investments to cash used to support our operations.

     Net cash used in financing activities totaled $906,000 resulting from repayments of debt and capital lease obligations of $1.8 million, offset by proceeds from the issuance of common stock in connection with the exercise of stock options and purchase of common stock through our employee stock purchase plan of $443,000 and payment of notes receivable of $457,000.

     We believe that our current cash balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.


         RECENT ACCOUNTING PRONOUNCEMENTS

     During April 2002, the FASB issued EITF 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF 01-14 provisions require companies to characterize reimbursements received for out-of-pocket expenses as revenue in the statement of operations. We have historically accounted for such reimbursements as a reduction to the cost of service revenue in our financial statements to offset the related costs incurred. The provisions of this EITF are required to be applied to fiscal years beginning after December 15, 2001, although early adoption is permitted. The adoption of the EITF in the third quarter of 2002 did not have a material impact on our financial statements.


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

     Alternative methods of delivering the capabilities of our software products and solutions have been developed by our competitors. Such methods may substantially erode the price which we can charge for our products and solutions. These alternative methods may include bundling these capabilities through a subscription model, among other possible methods. Some of our competitors currently offer some capabilities of our software products and solutions through a subscription model.

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

     Outside of North America, we have only limited experience in marketing, selling and supporting our products and solutions internationally. Prior to 1998, we had no revenue from sales to customers located outside North America. Sales to customers located outside North America represented 8% of our total revenue for the three months ended September 30, 2002 and 7% of our total revenue for the three months ended September 30, 2001. Sales to customers located outside North America represented 6% of our total revenue for the nine months ended September 30, 2002 and 9% of our total revenue for the nine months ended September 30, 2001.

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

     The products we currently offer operate on Solaris, Windows NT, Windows 2000, AIX, Linux and HP-UX operating systems, and features of our products are dependent upon application and network monitoring standards used by a customer. If new operating systems are developed or new network monitoring standards emerge, our failure to modify our products in a timely or cost effective manner could limit our potential customer base, which would adversely affect our ability to increase our revenue. Furthermore, we will need to modify our products or develop new versions of our products as new versions of operating systems are developed. Similarly, if we decide to discontinue support of a given standard, those customers or potential customers who utilize that standard may be unable or unwilling to buy our solutions. If we fail to continue to develop new products to respond to changes in computer networks and operating systems, or if we discontinue support of an operating system, our ability to grow our business will suffer.

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

     As of October 31, 2002, our executive officers, directors and 5% stockholders and their affiliates beneficially own, in the aggregate, approximately 56.6% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

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

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering, and various of our officers and directors. The lawsuit, captioned In re Resonate Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-11245, generally alleges undisclosed and improper practices by the underwriters concerning the allocation of our IPO shares, in violation of federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from August 2, 2000 to December 6, 2000. The Court has appointed a lead plaintiff in this litigation. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on the omnibus motions to dismiss are scheduled for October 29, 2002. Our officers and directors have been dismissed without prejudice in this litigation. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

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

WE HAVE BROAD DISCRETION TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND MAY NOT USE THE PROCEEDS EFFECTIVELY.

The net proceeds from our initial public offering, which closed in August 2000, were not allocated for specific uses other than working capital and general corporate purposes. Thus, our management has broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which our stockholders may not agree. As of September 30, 2002, we have used approximately $20.2 million of the proceeds from our initial public offering, of which $1.6 million was used to repurchase our common stock and $18.6 million was used for working capital purposes.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove members of our board of directors or act by written consent without a meeting. In addition, our directors have staggered terms, which makes it difficult to remove all of our directors at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer also will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on our board of directors than if cumulative voting were permitted.

     Our board of directors also has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquirer. In addition,
Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial to some stockholders.

     Our board of directors could choose not to negotiate with an acquirer that it does not feel is in the strategic interests of Resonate. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, our stockholders could lose the opportunity to sell their shares at a favorable price.


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

     We maintain an investment portfolio of various issuers, types and maturities. Our investment portfolio consists of both fixed and variable rate financial instruments. We purchase only high-grade investments rated A or above with original maturities of no more than thirteen months. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value. The average original maturity of investments in our portfolio was approximately 357 days and the average remaining maturity of investments in our portfolio was approximately 210 days as of September 30, 2002. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Conversely, declines in interest rates could seriously decrease the interest income from our investment portfolio. Currently, we do not hedge these interest rate exposures.

     As of September 30, 2002, we had total short-term debt outstanding of $1.0 million, which bears interest at rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate. Based upon the outstanding indebtedness under these arrangements, an increase in the prime rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $5,000.

ITEM 4.  CONTROLS AND PROCEDURES

         a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

         b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


PART II:     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 12, 2000, we filed a complaint for patent infringement against Alteon Web Systems, Inc. in the United States District Court, Northern District of California for permanent injunctive relief and damages. We believe Alteon infringes United States Letters Patent No. 5,774,660, titled "World-Wide Web Server With Delayed Resource-Binding For Resource-Based Load Balancing On A Distributed Resource Multi-Node Network," which was issued to us on September 30, 1998. Alteon served its answer to our complaint in October 2000, in which Alteon denied our allegations and counterclaimed that our patent is invalid. In October 2000, Alteon was acquired by Nortel Networks Corporation. In November 2001, the Court issued a claim construction ruling that we believe prevents us from prevailing in the case. In December 2001, we entered into a stipulated judgment of non-infringement and, in January 2002, filed a notice of appeal. The appeal is currently pending.

     In December 2001, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain investment bank underwriters for our initial public offering, and various of our officers and directors. The lawsuit, captioned In re Resonate Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-11245, generally alleges undisclosed and improper practices by the underwriters concerning the allocation of our IPO shares, in violation of federal securities laws, and seeks unspecified damages on behalf of persons who purchased our stock during the period from August 2, 2000 to December 6, 2000. The Court has appointed a lead plaintiff in this litigation. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on the omnibus motions to dismiss are scheduled for October 29, 2002. Our officers and directors have been dismissed without prejudice in this litigation. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The net proceeds from our initial public offering, which closed in August 2000, were not allocated for specific uses other than working capital and general corporate purposes. As of September 30, 2002, of the proceeds from our initial public offering in August 2000, we used $1.6 million for the repurchase of 700,000 shares of our common stock and $18.6 million for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on August 29, 2002 in Sunnyvale, California. Of the 27,170,405 shares outstanding as of the record date, 21,429,665 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following to serve as directors of the company:

                                        Votes For          Votes Abstaining
                                      -------------        ----------------

         Russell Siegelman             21,390,801                38,864
         David Murphy                  21,391,101                38,564

(2) To ratify the company's appointment of PricewaterhouseCoopers LLP as independent accountants for the company for the fiscal year ending December 31, 2002:

         Votes for:                    21,428,760
         Votes against:                       283
         Votes abstaining:                    622

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1 (1)   Restated Certificate of Incorporation of the registrant.
    3.2 (2)   Bylaws of the registrant, as amended on January 24, 2002.
    4.1 (1)   Form of specimen certificate for registrant's common stock.
    99.1      CEO and CFO Certification
   -------------------------
   (1) Incorporated by reference to the registrant's registration statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.
   (2) Incorporated by reference to the registrant's annual report on Form 10-K (File No. 000-31139) filed with the Securities and Exchange Commission on March 28, 2002.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RESONATE INC.



Date: November 14, 2002                 /s/Peter R. Watkins
                                        ---------------------------------
                                        Peter R. Watkins
                                        Chairman, President and
                                        Chief Executive Officer


                                        /s/Richard Hornstein
                                        ---------------------------------
                                        Richard Hornstein
                                        Vice President, Chief Financial Officer
                                        and General Counsel

                                 CERTIFICATIONS


I, Peter R. Watkins, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Resonate Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                          /s/ Peter R. Watkins
                                          ------------------------------
                                          Peter R. Watkins
                                          Chairman, President and
                                          Chief Executive Officer

I, Richard Hornstein, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Resonate Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                   /s/ Richard Hornstein
                                   -------------------------------------------
                                   Richard Hornstein
                                   Vice President, Chief Financial Officer and
                                   General Counsel

INDEX TO EXHIBITS



    Exhibit
    Number       Description
    ------       ------------------------

    3.1 (1)   Restated Certificate of Incorporation of the registrant.
    3.2 (2)   Bylaws of the registrant, as amended on January 24, 2002.
    4.1 (1)   Form of specimen certificate for registrant's common stock.
    99.1      CEO and CFO Certification
   -------------------------
   (1) Incorporated by reference to the registrant's registration statement on Form S-1 (File No. 333-31730), declared effective August 2, 2000.
   (2) Incorporated by reference to the registrant's annual report on Form 10-K (File No. 000-31139) filed with the Securities and Exchange Commission on March 28, 2002.